Form 10-Q
period 1995-06-30
SURGICAL TECHNOLOGIES INC
filed 1995-08-14
CIK 857353

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                               FORM 10-Q

(Mark One)
[X]                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended    June 30, 1995

                                                  OR

[  ]                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to

                                Commission file number          0-18160


                             Surgical Technologies, Inc.
                    (Exact name of registrant as specified in charter)


          Utah                                           87-0468225
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 2801 South Decker Lake Lane, Salt Lake City, Utah         84119
(Address of principal executive offices)                 (Zip Code)


                                  (801) 974-5555
             (Registrant's telephone number, including area code)



                                           None
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No

As of August 7, 1995, the registrant had 4,218,687 shares of its common stock issued and outstanding.

                            Page 1 of 8 pages


                                     PART I
                              FINANCIAL INFORMATION

                                      ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filing for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.



































                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                         June 30,                  March 31,
                                          1995                        1995
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents         $   549,021                  $   184,826
  Accounts Receivable, net              722,533                      633,668
  Other Current Assets                1,379,271                    1,698,171
  Inventories                         1,820,559                    1,504,350
  Marketable Securities                 474,536                      601,988
     Total Current Assets             4,945,920                    4,623,003

PROPERTY AND EQUIPMENT:  At Cost      3,162,655                    3,358,718
  Less:  Accumulated Depreciation      (793,339)                    (726,839)
                                      2,369,316                    2,631,879

INTANGIBLE AND OTHER ASSETS, net      1,855,266                    2,855,455
     Total Assets                   $ 9,170,502                  $10,110,337

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                  $   115,558                  $   299,075
  Revolving Bank Loan                         -                      545,505
  Current Portion of Long-Term
    Obligations                       1,088,845                    1,083,484
  Accrued Liabilities                    90,632                      333,663
     Total Current Liabilities        1,295,035                    2,261,727

LONG-TERM OBLIGATIONS, net of
current portion                               -                        1,760

STOCKHOLDERS' EQUITY:
  Common Stock (Par Value $0.01
    Authorized 20,000,000 Shares,
    Issued and Outstanding, 4,328,741
    Shares                               43,287                       43,287
  Capital in Excess of Par Value     10,670,034                   10,670,034
  Retained Earnings                  (2,338,886)                  (2,367,503)
  Less Common Stock in Treasury,
    at cost, 110,054 shares            (498,968)                    (498,968)
     Total Stockholders' Equity       7,875,467                    7,846,850
     Total Liabilities and
       Stockholders' Equit          $ 9,170,502                  $10,110,337






The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                 For the Three Months
                                                     Ended June 30,
                                                1995                1994

REVENUES                                     $1,200,288           $1,220,350

COST OF REVENUES                                839,290            1,031,861
 Gross Margin                                   360,998              188,489

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       406,511              600,652

  Income (Loss) From
    Operations                                  (45,513)            (412,163)

OTHER INCOME (EXPENSE), NET                      89,143             (184,284)

  Income (Loss) From
    Operations Before Income Taxes               43,630             (596,447)

PROVISION FOR (BENEFIT FROM) INCOME TAXES        15,013             (214,717)

NET INCOME (LOSS)                            $   28,617           $ (381,730)

NET INCOME (LOSS) PER COMMON SHARE           $      .01           $     (.10)

Weighted Average Shares
   Outstanding                                4,218,687            3,735,311

















The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                            (UNAUDITED)
                                                   For the Three Months
                                                       Ended June 30,
                                              1995                   1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $   28,617               $ (381,730)
  Adjustments to Reconcile Net Income
    (Loss)to Net Cash
  Used in Operating Activities:
    Depreciation and Amortization            87,397                  131,144
    Provision for Losses on Accounts
      Receivable                                503                   11,232
    (Gain) Loss on Sale of Property and
      Equipment                             (59,795)                 154,991
    Increase (Decrease) in Deferred Taxes         -                 (121,785)
    (Increase) Decrease in Receivables      (88,865)                (117,750)
    (Increase) Decrease in Inventories     (316,209)                (195,520)
    (Increase) Decrease in Other Current
      Assets                                (11,541)                 (68,695)
    (Increase) Decrease in Intangible and
      Other Assets                          112,325                   28,662
    Increase (Decrease) in Accounts
      Payable                              (183,517)                (163,649)
    Increase (Decrease) in Accrued
      Liabilities                          (243,031)                     688
     Total Adjustments                     (702,733)                (340,682)
Net Cash Used in Operating Activities      (674,116)                (722,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment       (118,005)                 (28,000)
  Maturities of Marketable Securities       127,452                        -
  Proceeds from Sale of Property and
    Equipment                               397,350                   90,000
  Payments Received on Notes Receivable   1,173,420                        -
Net Cash Provided by Investing Activities 1,580,217                   62,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Long-Term
    Obligations                             (39,848)              (1,074,400)
  Proceeds From Issuance of Long-Term
    Obligations                              43,447                1,000,000
  Net Change in Revolving Bank Loan        (545,505)                  (1,276)
  Proceeds From Issuance of Note Payable
    to a Related Party                            -                  450,000
  Proceeds From Sale of Common Stock              -                  281,500
Net Cash Provided by (Used in) Financing
  Activities                               (541,906)                 655,824

Net Decrease in Cash and Cash Equivalents   364,195                   (4,588)
Cash and Cash Equivalents at Beginning of
  Period                                    184,826                   39,117

Cash and Cash Equivalents at End of
  Period                                 $  549,021               $   34,529

Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period For:
    Interest                             $  19,134                $   33,440
    Income Taxes                         $       -                $        -

Supplemental Disclosure of Non-Cash Investing and Financing Activities: On June 22, 1994 the two small buildings located in North Salt Lake were sold for $50,000 in cash and notes receivable of $210,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


NOTE 1

           The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K filing for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2

           On September 1, 1995 the revolving bank loan will expire. The Company does not intend on renewing the agreement.


                     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
           This discussion should be read in conjunction with Management's Discussion and analysis of Financial Condition and Results of Operations in the Registrant's annual report on form 10-K for the year ended March 31, 1995.

Results of Operations
           During the quarter ended June 30, 1995, revenues remained relatively steady compared to the corresponding period during the preceding year. The specialty metal fabrication division decreased revenues 8% over the prior year first quarter while the medical division increased 11%. The medical division provided 40% of total revenues of the Company compared to 35% of total revenues in the first quarter of the prior year.

           Cost of revenues decreased to 70% of sales versus 85% in 1994. The decrease in cost of revenues as a percentage of revenues is attributable to the higher gross margin the medical products division was able to generate during the quarter. As the volume of medical sales have increased, the fixed cost portion of the cost of revenues decreases as a percentage of sales.

           Selling, general and administrative expenses decreased $194,000 over the prior year first quarter. The decrease in administrative expense is in part the result of cost cutting measures implemented during the later part of the prior year. Approximately 25% of the decreased expense was a result of the elimination of duplicate facilities. In addition to the cost cutting measures implemented, amortization expense was reduced by $18,000 due to the write-off of goodwill in the fourth quarter of the prior year.

           The net income during the first quarter of 1995 included a gain of $60,000 from the sale of surplus land (which is the majority of the $89,000 net other income). The increase in net income also reflects decreased interest expense and increase in interest income due to the reduction of debt.

Liquidity and Capital Resources

           The Company's liquidity and capital resources improved during the first quarter. Current assets increased $323,000 while current liabilities decreased $967,000 for a net increase in working capital of $1,290,000. The improvement in working capital is primarily the result of the sale of property and equipment and the use of the proceeds to pay off current liabilities.
The Company currently has an unutilized $1,000,000 revolving credit facility with a bank that will expire September 1, 1995. Due to the improved liquidity of the Company, management does not intend on renewing the line of credit when it expires.

           Operating activities used $674,000 in cash during the quarter, compared to such activities using $722,000 in the comparable period of the preceding year. During the quarter, the majority of the changes in the use of operating cash was the result of the Company increasing inventory by $316,000, accounts receivable by $89,000 and decreasing accounts payable and accrued expenses by $427,000.

           Investing activities provided net cash of $1,580,000 primarily from the sale of property and equipment and the payments received on notes receivable from previous asset sales.

           Financing activities used net cash of $542,000 primarily in the reduction of the revolving bank loan.


                                       PART II
                                  OTHER INFORMATION





                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



           (b) During the quarter for which this report is filed, no reports have been filed on form 8-K.




                                        SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be a signed on its behalf by the undersigned, thereunto duly authorized.

                                         SURGICAL TECHNOLOGIES, INC.



Dated:  August 9, 1995               By /s/
                                        Todd B. Crosland,
                                        Vice-President-Finance
                                        (Principal financial and
                                         Accounting Officer)