Form 10-K/A
period 1995-03-31
SURGICAL TECHNOLOGIES INC
filed 1995-08-29
CIK 857353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    March  31, 1995

Commission file number      0-18160

            Surgical Technologies, Inc.
(Exact name of registrant as specified in charter)

            Delaware                    87-0468225
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

      2801 South Decker Lake Lane
         Salt Lake City, Utah                    84119
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code
(801) 974-5555

Securities registered pursuant to section 12(b) of the Act:

Title of Class                     Name of each exchange on which registered
None                               None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.01
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of July 5, 1995, there were 4,218,687 shares of the Registrant's common stock,par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non affiliates of the Registrant was approximately $7,064,437 computed at the closing price for the Registrant's common stock on the Nasdaq National Market System on July 5, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: Proxy statement relating to the 1995 annual meeting of shareholders.

                                PART III.
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The following table sets forth the name, age, and position of each executive officer and director of the Company:

     Name                Age    Office
     ----                ---    ------
     Rex Crosland         71    Chief Executive Officer, President,
                                Chairman
     Rockwell D. Schutjer 49    Vice-President-Operations,
                                Treasurer, Director
     Todd B. Crosland     35    Vice-President-Finance, Director
     Reed Fogg            57    Director
     Donald A. Spring     57    Director

     Rex Crosland, a co-founder of the Company, has served as chairman, chief executive officer, and president of the Company since its inception. Mr. Crosland was also founder and chairman of Mountain States Insulation & Supply Company and Rocmont Industrial Corporation, two of the Company's subsidiaries that discontinued operations in early 1992. Mr. Crosland has also been the chairman and president of R.C. Enterprises, a real estate investment company since 1975. Mr. Crosland's current term of office as a director continues until the 1995 annual meeting.

     Donald A. Spring was elected a director in September 1992. Dr. Spring is president and medical director of Sierra Heart Institute at Washoe Medical Center, Reno, Nevada, and director of the cardiac laboratory at Sparks Family Hospital, Sparks, Nevada. Dr. Spring's current term of office as a director continues until the 1995 annual meeting.

     Reed Fogg became a director of the Company at the 1992 annual meeting held in August 1992. Dr. Fogg specializes in orthopedics related to the lumbar spine. For in excess of the past five years he has served as the chairman of the Department of Orthopedic Surgery at Cottonwood Hospital and Medical Director of the Intermountain Spine Institute, both in Salt Lake City, Utah. Dr. Fogg graduated from the University of Utah School of Medicine in 1962. Dr. Fogg's current term of office as a director continues until the 1997 annual meeting.

     Rockwell D. Schutjer, a co-founder of the Company, has served as an officer and director of the Company since its inception. Mr. Schutjer currently serves as vice-president-operations, director, and treasurer. From 1983 until January 1992, Mr. Schutjer was co-founder and president of Rocmont Industrial Corporation, a Company subsidiary discontinued in early 1992. Mr. Schutjer received his B.S. degree in business finance from the University of Utah. Mr. Schutjer's current term of office as a director continues until the 1996 Annual Meeting.

     Todd B. Crosland, a co-founder of the Company, was executive vicepresident-operations of the Company from inception until December 1989. In December 1989, Mr. Crosland was appointed to vice-president-finance and in December 1992, became a director of the Company. From 1984 through 1988 he owned an auto import dealership, Autobahn Imports, of Salt Lake City, Utah. Mr. Crosland received a B.A. degree in business finance from the University of Utah. Mr. Crosland's current term of office as a director continues until the 1996 Annual Meeting.

     Rex Crosland is the father of Todd B. Crosland and the father-in-law of Rockwell D. Schutjer.

     The Company's Restated Certificate of Incorporation provides that the board of directors shall be divided into three classes, with each class as equal in number as practicable. One class is elected each year for a three-year term.

BOARD MEETINGS AND COMMITTEES

     The board of directors had one formal meeting during the 1995 fiscal year, at which all of the directors were in attendance. The directors also met informally on several occasions throughout the year and discussed the business and affairs of the Company. Additionally, the board of directors took several actions through unanimous written consent in lieu of a meeting. Directors who are not employees received $1,000 for each of the meetings they attended, plus reimbursement of direct expenses incurred in attending the meetings. Directors who are employees of the Company receive no compensation for services as directors.

     The board of directors has standing audit, compensation, and option committees.

     Members of the audit committee for the 1995 fiscal year were Rockwell D. Schutjer, Reed Fogg, and Donald A. Spring. These three individuals will continue to serve as members of the audit committee for the 1996 fiscal year, provided that Mr. Spring is elected to the board of directors at the 1995 annual meeting. The audit committee met once during the fiscal year ended March 31, 1995. The audit committee is responsible for assuring that, in all material respects, management shall cause the Company's financial statements to comply with applicable laws and regulations and to make fair and accurate disclosure of the Company's financial position and its results of operations. The audit committee meets with the Company's financial officers and employees and independent public accountants to review the Company's financial statements and reporting practices, the system of internal accounting controls, and the scope, results, and fees associated with services performed by the independent public accountants.

     Members of the compensation committee for the 1995 fiscal year were Rex Crosland and Reed Fogg. These two individuals will continue to serve as members of the compensation committee for the 1996 fiscal year, provided that Mr. Crosland is elected to the board of directors at the 1995 annual meeting. The compensation committee met once during the fiscal year ended March 31, 1995.
The compensation committee recommends to the board of directors compensation of the officers of the Company and the board of directors and its committees, except the compensation committee.

     The Company also has an option committee which determines the number, if any, and terms of any options granted by the Company, except to members of such committee. Members of the option committee for the 1995 fiscal year were Reed Fogg and Donald A. Spring. These two individuals will continue to serve as members of the option committee for the 1996 fiscal year, provided Mr. Spring is elected to the board of directors at the 1995 annual meeting. The option committee met once during the fiscal year ended March 31, 1995.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year or prior fiscal years, except that one report covering one 1994 transaction was not timely filed by Rex Crosland, one report covering a sale of 500 shares of common stock by the spouse of Rockwell D. Schutjer in 1992 was not filed and one report filed in 1992 by Mr. Schutjer contained a coding error that reported he had sold 1,000 shares of common stock that were actually sold by his spouse.

                           ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation awarded to, earned by, or paid to the chief executive officer of the Company, Rex Crosland, as of the end of the fiscal year ended March 31, 1995. None of the Company's other four most highly compensated executive officers as of the end of the last fiscal year received a total annual salary and bonuses in excess of $100,000 for all services rendered in all capacities to the Company, including its subsidiaries.

SUMMARY COMPENSATION TABLE
                                                                            Long Term Compensation
                                              Annual Compensation                  Awards            Payouts
           (a)               (b)        (c)         (d)           (e)         (f)        (g)          (h)          (i)
                                                             Other Annual             Securities
                                                             Compen-sation  Restric   Underlying                All Other Year
                            Compen-
        Name and            Ended     Salary       Bonus                     Stock       SARs       Payouts      sation
   Principal Position      Mar. 31      ($)         ($)                     Award(s)      (#)          ($)          ($)
                                                                              ($)
Rex Crosland                1995        $50,000          --    $3,698(1)            --            --          --           --
 Chief Executive Officer    1994         50,000          --     3,698(1)            --        50,000          --           --
                            1993         50,000          --     3,698(1)            --        55,000          --           --

(1)  Consists of reimbursement of automobile expenses.

     Effective September 1, 1989, the Company entered into five year employment agreements with Rex Crosland and other executive officers. The annual compensation to Mr. Crosland under such agreements, subject to increase at the discretion of the board of directors, was $100,000. For the 1995, 1994, and 1993 fiscal years, Mr. Crosland's salary was reduced to $50,000. Mr. Crosland's employment agreement provided for incentive compensation as determined by the board of directors based on his contributions to the Company and other factors deemed relevant by the board or compensation committee. The agreement included a covenant not to compete for one year after termination of employment in certain limited geographical areas. Mr. Crosland also receives reimbursement for certain automobile expenses and pays for life insurance and medical benefits on the same terms as provided to other employees.

     Since expiration of the employment agreements on September 1, 1994, Mr. Crosland and the other executive officers of the Company have continued to be employees of the Company on a month-to-month basis. Such employment is on the same terms and conditions as contained in the employment agreements.

     During the last completed fiscal year, the Company did not grant options and stock appreciation rights ("SARs") to the chief executive officer of the Company.

     The following table set forth information respecting the exercise of options and SARs during the last completed fiscal year by the chief executive officer of the Company and the fiscal year end values of unexercised options and SARs.

                                      AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
(a)                      (b)                      (c)                      (d)                       (e)
                                                                   Number of Securities
                                                                  Underlying Unexercised    Value of Unexercised Options/SARs
                                                                                                     (#)             Options/S
                                                                       Exercisable/
                                                                      Unexercisable             Exercisable/ Shares Acquired o
                  Unexercisable
Name                Exercise (#)          Value Realized ($)
Rex Crosland        --                       --                       105,000/--               --/--

1992 DIRECTORS' STOCK OPTION PLAN

     In June 1992, the board of directors adopted the 1992 Directors' Stock Option Plan (the "1992 Directors' Plan"), pursuant to which stock options are automatically awarded to those directors who are not officers or employees of the Company (the "Outside Directors"). It is anticipated there will be two or three outside directors eligible each year under the 1992 Directors' Plan. Under the terms of the 1992 Directors' Plan, starting at the 1992 annual meeting of shareholders, each Outside Director who is elected for the first time to the board of directors receives options to purchase 10,000 shares of Common
Stock. Thereafter, options to purchase 5,000 shares of Common Stock will be issued to each Outside Director every fiscal year 10 days after the year end results of operations are released to the public. Under this plan, on August 10, 1993, the Company issued options to purchase at $4.25 per share a total of 10,000 shares to the Company's two Outside Directors. All options have an exercise price equivalent to the market price of the Common Stock at the time of grant. The 1992 Directors' Plan will terminate in 1997 after options, if any, are issued after the release of operating results for the fiscal year ended March 31, 1997. The 1992 Directors' Plan was adopted to increase participation by the directors in the equity ownership of the Company and to aid the Company in recruiting and retaining directors who will continue to use their best efforts to promote the success of the Company's business.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 4,328,741 shares of issued and outstanding Common Stock of the Company as of July 24, 1995, and information as to the ownership of the Company's Common Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS                   NATURE OF         NUMBER OF
OF BENEFICIAL OWNERS               OWNERSHIP        SHARES OWNED     PERCENT

PRINCIPAL SHAREHOLDER
  Rex Crosland(1)               Common Stock            1,300,003      30.0%
  2801 South Decker Lake        Options                   105,000       2.4%
                                                      -----------
    Lane
  Salt Lake City, Utah 84119    Total                   1,405,003      31.7%

DIRECTORS
  Rex Crosland                   - - - - -  - - See Above - - - - - - - - -

  Rockwell D. Schutjer(1)(2)    Common Stock               93,724       2.2%
                                Options                    70,000       1.6%
                                                      -----------

                                Total                     163,724       3.7%

  Todd B. Crosland(1)           Common Stock(3)           123,439       2.9%
                                Options                    55,000       1.3%
                                                      -----------

                                Total                     178,439       4.1%

  Reed Fogg                     Options(4)                 20,000       0.5%

  Donald A. Spring              Options(4)                 20,000       0.5%

ALL EXECUTIVE OFFICERS AND      Common Stock            1,517,166      35.1%
  DIRECTORS AS A GROUP (5       Options                   270,000       5.9%
  PERSONS)                                            -----------
                                Total                                  38.9%
                                                        1,787,166


(1) Todd B. Crosland is the adult son and Rockwell D. Schutjer is the son-in-law of Rex Crosland. Rex Crosland disclaims any beneficial ownership in the shares held by such persons.
(2) Includes shares held in the name of spouse of which the person is deemed a beneficial owner.
(3) Includes shares held by TBC Limited, a family partnership of which Todd B. Crosland is the general partner.
(4) See "EXECUTIVE COMPENSATION:  1992 Directors' Stock Option Plan."

               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In May 1993, the Company's president, Rex Crosland, purchased an approximately 43,000 square foot office, manufacturing, research, and warehouse facility, including certain office and manufacturing equipment, located at 2801 South Decker Lake Lane, Salt Lake City, Utah, from an unrelated seller at a purchase price of $2,200,000. The Company subsequently leased the property from Mr. Crosland and incurred total rental expenses during the fiscal year ended March 31, 1994, of approximately $25,500. In February 1994, the Company purchased the facilities and related machinery and equipment from Mr. Crosland in consideration of a $1,570,600 promissory note and $1,076,000 paid by issuing 400,000 shares of its restricted common stock. The 400,000 shares were valued at $2.69 per share, an approximate 14% discount from the market price of $3.124 on the date the transaction was approved by the board of directors. This discount was based on the restricted status of the securities and the fact that such a large block of thinly traded stock could not be readily sold. The promissory note was issued bearing interest at 7.25% per annum with monthly payments through July 1, 1994. At the time of completing the purchase of the facility, the Company also purchased certain office equipment from Mr. Crosland for $71,600, the approximate fair market value of such items as of the date of purchase.

    On April 22, 1994, the Company refinanced its $1,576,000 note to Mr. Crosland by issuing a long-term note payable in the amount of $1,000,000 to an insurance company and a short-term note payable in the amount of $570,600 to a bank. The long-term $1,000,000 note payable bears interest at 8.5% with monthly principal and interest payments of $8,521 through May 1, 1999, at which time the remaining balance is due, and is secured by the property and building. The $570,600 note payable was paid in full by the Company in August 1994 from proceeds from the sale of common stock and the refinancing of the Company's revolving line of credit.

    Effective March 31, 1995, the Company sold the facilities and related machinery and equipment, excluding 5.3 acres of contiguous unimproved property (see below), to an unrelated purchaser for $2,100,000 paid by issuing to the Company a promissory note in the amount of $981,375.32 on the same terms as the Company's long-term note payable, and paying the remaining purchase price in cash to the Company in April 1995. The Company rents a portion of the facilities for its offices and operations for monthly payments of $8,521.

    On May 8, 1995, the Company sold approximately 5.3 acres of contiguous unimproved property previously purchased from Mr. Crosland, but excluded in the sale referred to in the preceding paragraph, for $397,350 in cash.

    The foregoing transactions with Mr. Crosland were not the result of arm's length negotiations, but in the opinion of management, are on terms as favorable to the Company as could be obtained in arm's length transactions.

                                      SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 29,1995


                                 SURGICAL TECHNOLOGIES, INC.


                                 /s/ Todd B. Crosland
                                 By Todd B. Crosland, Director,
                                 Vice-President
                                 (Principal Financial and Accounting
                                  Officer)