Form 10-Q
period 1995-09-30
SURGICAL TECHNOLOGIES INC
filed 1995-11-14
CIK 857353

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

                         For the quarterly period ended    September 30, 1995

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

           As of November 13, 1995, the registrant had 4,218,687 shares of its common stock issued and outstanding.

                                  Page 1 of 9 pages


                                           PART I
                                     FINANCIAL INFORMATION


                               ITEM 1. FINANCIAL STATEMENTS


           The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filing for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.





                           SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                    September 30,                  March 31,
                                        1995                         1995
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents        $   669,922                     $  184,826
  Accounts Receivable                  670,173                        633,668
  Other Current Assets               1,149,678                      1,698,171
  Inventories                        1,719,565                      1,504,350
  Marketable Securities                500,000                        601,988
     Total Current Assets            4,709,338                      4,623,003

PROPERTY AND EQUIPMENT               3,195,960                      3,358,718
  Less:  Accumulated Depreciation     (859,601)                      (726,839)
                                     2,336,359                      2,631,879

INTANGIBLE AND OTHER ASSETS          1,888,238                      2,855,455
     Total Assets                  $ 8,933,935                    $10,110,337

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                $     88,017                   $    299,075
  Revolving Bank Loan                        -                        545,505
  Current Portion of Long-Term
  Obligations                        1,023,554                      1,083,484
  Accrued Expenses                      74,783                        333,663
     Total Current Liabilities       1,186,354                      2,261,727

LONG-TERM OBLIGATIONS, net of
current portion                              -                          1,760

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $0.01,
  Authorized 20,000,000 Shares,
  Issued and Outstanding 4,328,741
  Shares)                               43,287                         43,287
  Additional Paid-in Capital        10,670,034                     10,670,034
  Retained Earnings (Deficit)       (2,466,772)                    (2,367,503)
  Less Common Stock in Treasury,
  at cost, 110,054 shares             (498,968)                      (498,968)
     Total Stockholders' Equity      7,747,581                      7,846,850
     Total Liabilities and
       Stockholders' Equity        $ 8,933,935                    $10,110,337



The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                          For the Three Months          For the Six Months
                          Ended September 30,            Ended September 30,
                          1995           1994          1995            1994

REVENUES               $1,031,722     $1,262,842    $2,232,010     $2,483,192

COST OF REVENUES          837,566        955,917     1,676,856      1,987,778
 Gross Margin             194,156        306,925       555,154        495,414

SELLING, GENERAL
 AND ADMINISTRATIVE
 EXPENSES                 366,489        512,994       773,000      1,113,646

  Loss From Operations   (172,333)      (206,069)     (217,846)      (618,232)

OTHER INCOME (EXPENSE),
 NET                        9,142        (83,273)       98,285       (267,557)

  Loss From Continuing
   Operations Before
   Income Taxes          (163,191)      (289,342)     (119,561)      (885,789)

BENEFIT FROM INCOME
  TAXES                    35,305         44,221        20,292        258,938

NET LOSS               $ (127,886)    $ (245,121)   $  (99,269)    $ (626,851)



NET LOSS PER
 COMMON SHARE          $    (.03)    $     (.06)   $      (.02)   $      (.17)
Weighted Average Shares
    Outstanding        4,218,687      3,825,205      4,218,687      3,780,504


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                      (UNAUDITED)
                                                        For the Six Months
                                                        Ended September 30,
                                                       1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                        $  (99,269)         $(626,851)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities
    Depreciation and Amortization                  174,558            252,612
    Provision for Losses on Accounts Receivable        (38)            11,297
    (Gain) Loss on Sale of Assets                  (59,795)           191,029
    Increase (Decrease) in Deferred Income Tax
     Liability                                           -           (121,785)
    (Increase) Decrease in Receivable              (36,543)          (118,116)
    (Increase) Decrease in Inventories            (215,215)           (82,484)
    (Increase) Decrease in Other Current Assets   (829,097)          (347,687)
    (Increase) Decrease in Intangible and Other
     Assets                                        925,421            203,338
    Increase (Decrease) in Accounts Payable       (211,058)          (334,118)
    Increase (Decrease) in Accrued Expenses       (258,880)           (61,161)
     Total Adjustments                            (510,647)          (407,075)
Net Cash Provided by (Used in) Operating
     Activities                                   (609,916)        (1,033,926)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment              (151,310)           (33,449)
  Maturities of Marketable Securities              601,988                464
  Purchase of Marketable Securities               (500,000)                 -
  Proceeds from Sale of Property and Equipment     397,350            922,252
  Payments Received on Notes Receivable          1,354,179                  -
Net Cash Provided by Investing Activities        1,702,207            889,267
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Long-Term Obligations     (105,137)        (1,717,465)
  Proceeds From Issuance of Long-Term Obligations   43,447          1,048,877
  Principle Payments on Note Payable to Related
   Party                                                 -           (370,918)
  Proceeds From Note Payable to Related Party            -            771,963
  Net Change in Revolving Bank Loan               (545,505)          (157,273)
  Proceeds From Sale of common Stock                     -            694,625
Net Cash Provided by (Used in) Financing
   Activities                                     (607,195)           269,809

Net Increase (Decrease) in Cash and
Cash Equivalents                                   485,096            125,150
Cash and Cash Equivalents at Beginning of Period   184,826             39,117
Cash and Cash Equivalents at End of Period     $   669,922         $  164,267

Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period For:
    Interest                                   $    40,665         $  103,476
    Income Taxes                               $         -         $        -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: On June 22, 1994 the two small buildings located in North Salt Lake were sold for $50,000 in cash and notes receivable of $210,000. 4,200 shares of common stock were issued on August 31, 1994 in exchange for professional fees valued at $20,000.
The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)


NOTE 1
           The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2

           On September 1, 1995 the revolving bank loan was renewed for a maximum of $500,000 at an interest rate of 8.25% and expires on September 1, 1996. The revolving bank loan is secured by a money market account in the amount of $500,000. At September 30, 1995 the Company had not yet drawn upon the revolving bank loan.

NOTE 3

           On September 15, 1995 the Board of Directors made the determination that it is in the best interest of the Company to discontinue the medical and specialty metal fabrication divisions. As part of this decision,the Board approved the sale of Rex Industries, Inc., is pursuing the disposal of the medical division and has begun the analysis of other business opportunities for the Company to pursue.

           The Board has approved an agreement between Rex Industries Acquisition Corporation (owned by Todd B. Crosland, an officer and director of the Company) whereby the Company will sell essentially all of the assets used by Rex Industries, Inc. in the specialty metal fabrication business for $3,600,000 ($3,500,000 in cash and the assumption of specified liabilities).

           Accounting Principles Board ("APB") Opinion 30 states that when an enterprise disposes of a significant segment of its business, the results of discontinued operations should be disclosed separately after income from continuing operations. The APB Opinion is not applicable to this situation because it is anticipated that all current operations will be discontinued. Management currently anticipates that the changes in the focus of the Company's business will not result in a loss to the Company.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended March 31, 1995.

Results of Operations -     During the three and six months ended September 30,
1995, revenues decreased approximately 18% and 10%, respectively, from the corresponding periods during the preceding year. The decrease is primarily the result of the medical division revenues decreasing 9% and 3% respectively over the prior year three and six month periods, while the specialty metal fabrication division decreased revenues 21% and 15% for these two periods. The specialty metal fabrication decrease is primarily the result of the completion of a major job for a customer early in fiscal year 1995. The cost of revenues decreased 5% for the three month period compared to the three months ended September 30, 1994, however the cost of revenues for the six month period increased 5% compared to the six months ended September 30, 1994. In spite of this minor variance, the gross margins the Company is expected to obtain for the entire year should remain relatively constant.

           In the second quarter of fiscal year 1996 the medical division provided 42% of total revenues of the Company compared to 39% of total revenues in the second quarter of fiscal 1995.

           Selling, general and administrative expenses decreased $147,000 during the second quarter of fiscal 1996 compared to the second quarter of the prior fiscal year and decreased $341,000 for the six month period ended September 30, 1995 compared to the six months ended September 30, 1994. The decrease in administrative expenses is in part the result of cost cutting measures implemented during the later part of the prior year. Approximately 25% of the decreased expense was the result of the elimination of duplicate facilities. In addition to the cost cutting measures implemented, amortization expense was reduced by $36,000 due to the write-off of goodwill in the forth quarter of the prior year.

           The net income during the six months ended September 30, 1995 included a gain of $60,000 from the sale of surplus land (which is the majority of the $98,000 net other income). The reduction of the net loss also reflects decreased interest expense and increase in interest income due to the reduction of debt.

Liquidity and Capital Resources -     During the first six months of fiscal year
1996 the Company's liquidity and capital increased primarily due to the sale of surplus land and the collections on notes receivable. Current assets increased $86,000 while current liabilities decreased $1,075,000 for a net increase in working capital of $1,162,000.

           Operating activities used $623,000 in cash during the six months ended September 30, 1995, compared to such activities using $1,034,000 during the corresponding period in the prior year. During the six months ended September 30, 1995, the majority of the changes in the use of operating cash was the result of the Company increasing inventory by $215,000, and decreasing accrued expenses $259,000 and accounts payable $211,000.

           Investing activities provided net cash of $1,702,000 primarily from the collection of notes receivable. Financing activities used net cash of $594,000 primarily from the pay-off of the revolving bank line loan.

           As noted, the board of directors has determined that it is in the best interests of the Company to discontinue its medical products and specialty metal fabrication divisions and has approved the sale of the specialty metal fabrication division to a related party for $3,600,000 ($3,500,000 in cash and the assumptionof specific liabilities). The Company anticipates that the sale of the specialty metal fabrication division willbe completed by the end of 1995. There is no pending agreement for the disposition of the medical products division, although discussions are ongoing respecting the sale of certain components of the medical division. Although the Company does not anticipate losses from the disposition of the current operations, there can be no assurance that all or any of these dispositions can be completed timely on terms favorable to the Company, that such dispositions will not result in the recognition of losses, or that the consideration received will consist of sufficient cash or other liquid assets to enable the Company to acquire other operations or assets. The impact on the Company's financial statements of any disposition of any of its assets and operations will depend on the terms of the individual transactions, the allocation of the sales price among the various assets sold, the nature and value of the consideration received, and other factors.

           If the Company successfully completes the sale of its current operations for cash or assets readily convertible into cash, the Company intends to seek an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently being operated, including complete operating business, either within or outside the medical products industry, that have demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.

           In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.


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

                                   SURGICAL TECHNOLOGIES, INC.


Dated:  November 13, 1995        By  /s/ Todd B. Crosland
                                 Todd B. Crosland,
                                 Vice-President-Finance
                                (Principal financial and
                                 Accounting Officer)