Form 10-Q
period 1995-12-31
SURGICAL TECHNOLOGIES INC
filed 1996-01-23
CIK 857353

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

                          For the quarterly period ended    December 31, 1995

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

As of January 19, 1996, the registrant had 4,218,687 shares of its common stock issued and outstanding.

                                    Page 1 of 13 pages


                                          PART I
                                   FINANCIAL INFORMATION


                               ITEM 1. FINANCIAL STATEMENTS


The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended December 31, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.





                            SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                 December 31,                   March 31,
                                    1995                          1995
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents    $   655,355                    $         2
  Accounts Receivable              214,615                        350,143
  Other Current Assets           1,199,804                      1,680,197
  Inventories                      966,097                      1,164,029
  Marketable Securitie             507,918                        474,536
  Net Assets of Discontinued
   Operations                    2,465,629                      1,843,783
     Total Current Assets        6,009,418                      5,512,690

PROPERTY AND EQUIPMENT           1,834,297                      2,251,854
  Less:  Accumulated
   Depreciation                   (538,143)                      (445,213)
                                 1,296,154                      1,806,641

INTANGIBLE AND OTHER ASSETS      1,471,292                      2,668,566
     Total Assets              $ 8,776,864                    $ 9,987,897

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable            $    12,690                    $   268,352
  Revolving Bank Loan                   -                        545,505
  Current Portion of
    Long-Term Obligations         977,493                      1,040,918
  Accrued Liabilities              46,823                        284,512
     Total Current Liabilities  1,037,006                      2,139,287

LONG-TERM OBLIGATIONS, net of
  current portion                       -                          1,760


STOCKHOLDERS' EQUITY
  Common Stock (Par Value
  $0.01, Authorized
  20,000,000 Shares,
  Issued and outstanding
  4,328,741 Shares)                43,287                         43,287
  Additional Paid-in Capital   10,670,034                     10,670,034
  Retained Earnings (Deficit)  (2,474,495)                    (2,367,503)
  Less Common Stock in
   Treasury, at cost,
   110,054 shares                (498,968)                      (498,968)
     Total Stockholders'
       Equity                   7,739,858                      7,846,850
     Total Liabilities and
       Stockholders' Equity   $ 8,776,864                    $ 9,987,897




The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                        For the Three Months     For the Nine Months
                         Ended December 31,       Ended December 31,
                          1995        1994         1995        1994

REVENUES              $  341,743  $  528,936   $ 1,239,527  $1,451,487

COST OF REVENUES         357,365     528,885     1,152,797   1,479,929
 Gross Margin            (15,622)         51        86,730     (28,442)

SELLING, GENERAL
AND ADMINISTRATIVE
EXPENSES                 300,984     447,880       965,774    1,469,816

  Loss From Operations  (316,606)   (447,829)     (879,044)  (1,498,258)

OTHER INCOME
(EXPENSE), NET           136,595    (176,602)      226,337     (444,123)

  Loss From Continuing
   Operations Before
   Income Taxes         (180,011)   (624,431)     (652,707)   (1,942,381)

INCOME TAX BENEFIT        53,938     147,535       205,950       567,669

     Net Loss From
       Continuing
       Operations       (126,073)   (476,896)     (446,757)    (1,374,712)

INCOME FROM DISCONTINUED
  OPERATIONS, net of
  income taxes           118,350      85,207        339,766        356,172

NET LOSS             $    (7,723) $ (391,689)  $   (106,991)   $(1,018,540)

LOSS PER COMMON SHARE

  Continuing Operations $   (.03)   $   (.12)  $     (.11)      $     (.35)

  Net Loss              $      -    $   (.10)  $     (.03)      $     (.26)
  Weighted Average Shares
    Outstanding         4,218,687  4,063,687    4,218,687        3,875,241


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                           (UNAUDITED)
                                    For the Nine Months
                                              Ended December 31,
                                            1995                   1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                             $  (106,991)               $(1,018,540)
Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating Activities
    Depreciation and Amortization         173,261                    300,361
    Provision for Losses on Accounts
     Receivable                           (57,023)                     9,865
    (Gain) Loss on Sale of Assets        (182,211)                   344,035
    Increase (Decrease) in Deferred
     Income Tax Liability                       -                   (205,514)
    (Increase) Decrease in Receivables    135,528                      9,972
    (Increase) Decrease in Inventories    197,932                     28,293
    (Increase) Decrease in Other Current
      Assets                              305,919                     52,889
    (Increase) Decrease in Intangible
      and Other Assets                   (122,233)                   (24,100)
    Increase (Decrease) in Accounts
     Payable                             (255,662)                  (467,161)
    Increase (Decrease) in Accrued
     Expenses                            (237,689)                    98,627
     Total Adjustments                    (42,178)                   147,267
Net Cash Provided by (Used in) Operating
  Activities                             (149,169)                  (871,273)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment      (14,925)                   (13,902)
  Maturities of Marketable Securities     474,536                    475,000
  Purchase of Marketable Securities      (507,918)                  (474,536)
  Proceeds from Sale of Property and
   Equipment                              725,645                  1,014,120
  Payments Received on Notes Receivable 1,359,720                    171,718
  Change in Net Assets of Discontinued
   Operations                            (621,846)                  (612,057)
Net Cash Provided by Investing Activities1,415,212                    560,343
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Long-Term
   Obligations                            (65,185)                  (159,578)
  Proceeds From Issuance of Long-Term
   Obligations                                  -                  1,074,458
  Principal Payments on Notes Payable to
   Related Party                                -                 (2,342,563)
  Proceeds From Note Payable to Related
   Party                                        -                    771,963
  Proceeds From Sale of Common Stock            -                  1,642,301
  Net Change in Revolving Bank Loan      (545,505)                  (533,504)
Net Cash Provided by (Used in) Financing
Activities                               (610,690)                   453,077
Net Increase (Decrease) in Cash and
Cash Equivalents                          655,353                    142,147
Cash and Cash Equivalents at Beginning
of Period                                       2                          -
Cash and Cash Equivalents at End
of Period                             $   655,355                 $  142,147
Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period For:
    Interest                          $    63,315                 $  140,287
    Income Taxes                      $         -                 $        -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: On November 30, 1995 the Drape Division was sold for $325,000 in cash and a note receivable of $50,000. On June 22, 1994 the two small buildings located in North Salt Lake were sold for $50,000 in cash and notes receivable of $210,000. 4,200 shares of common stock were issued on August 31, 1994 in exchange for professional fees valued at $20,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)




NOTE 1

           The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended December 31, 1995, may not be indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2

           On September 1, 1995 the revolving bank loan was renewed for a maximum of $500,000 at an interest rate of 8.25% and expires on September 1, 1996. The revolving bank loan is secured by a money market account in the amount of $500,000. At December 31, 1995 the Company had not yet drawn upon the revolving bank loan.

NOTE 3

           On September 15, 1995 the Board of Directors made the determination that it is in the best interest of the Company to discontinue the medical and specialty metal fabrication divisions. As part of this decision, the Board approved the sale of the drape division and Rex Industries, Inc., is pursuing the disposal of the remaining portion of the medical division and has begun the analysis of other business opportunities for the Company to pursue.

           On November 30, 1995 the Company entered into an Asset Purchase Agreement with Microtek Medical, Inc. (MMI), an unrelated party whereby the Company sold substantially all of its assets related to the disposable patient surgical drape business for a cash payment of $325,000 resulting in a realized gain on the disposal of the drape business of approximately $126,000. At closing, MMI placed in escrow $50,000 cash as security for the guaranty of annualized sales volumes of at least $250,000.

           On January 5, 1996, effective January 1, 1996 the Company entered into an agreement between Rex Industries Acquisition Corporation (RIAC)(owned by Todd B. Crosland, an officer and director of the Company) whereby the Company sold essentially all of the assets used by Rex Industries, Inc. (RII) in in the specialty metal fabrication business for $3,600,000, consisting of a cash payment of $2,775,543 the assumption of $224,457 in specified liabilities, and the balance in other consideration convertible into cash by January 1997. At the closing, RIAC withheld $100,000 in cash from the purchase price as security for RII's guaranty of payment on its accounts receivable and indemnification against certain liabilities. As a result of this sale, the Company's specialty metal fabrication segment, has been discontinued.

           Where appropriate, the financial statements reflect the operating results and balance sheet items of the discontinued specialty metal fabrication segment operations separately from continuing operations. Financial results for periods prior to the date of discontinuance have been restated to reflect continuing operations. Revenues of the disposed segment operations were approximately $687,000 for the three months and $2,021,000 for the nine months ended December 31, 1995. RII revenues were approximately $711,000 for the three months and $2,271,000 for the nine months ended December 31, 1994.

           Management currently anticipates that the changes in the focus of the Company's business will not result in a loss to the Company.




                                CONDENSED PRO FORMA FINANCIAL STATEMENTS


           The following unaudited condensed pro forma financial statements are based on the historical consolidated financial statements of Surgical Technologies, Inc. and its subsidiaries and reflect the total proceeds from the disposal of Rex Industries, Inc. of $3,375,543. The unaudited pro forma balance sheet presents the financial position of the Company assuming the disposal, which occurred on January 5, 1996, as if it had been completed on December 31, 1995. The unaudited condensed pro forma statement of operations presents the results of operations of the Company, assuming the disposal was completed on the first day of the 1996 fiscal year and the first day of the nine months ended December 31, 1995.

           The unaudited condensed pro forma financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in the annual report on form 10-K for the year ended March 31, 1995. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. Further, the pro forma results of operations are not necessarily indicative of actual results which might have occurred nor of future results of the Company subsequent to the disposal.

            SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED PRO FORMA BALANCE SHEET
                             UNAUDITED

                          December 31, 1995
                                   Pro Forma                  Pro Forma
                     Historical   Adjustments                  Balance
ASSETS:
  Cash and Cash
   Equivalents      $   655,355  $ 2,775,543    (A)           $ 3,430,898
  Accounts
   Receivable, net      214,615            -                      214,615
  Other Current
   Assets             1,199,804      600,000    (B)             1,799,804
  Inventories           966,097            -                      966,097
  Marketable
   Securities           507,918            -                      507,918
  Net Assets of
   Discontinued
   Operations         2,465,629   (2,465,629)   (C)                     -

     Total Current
      Assets          6,009,418                                  6,919,332

  Net Fixed Assets    1,296,154      (735,958)   (C)               560,196
  Intangible and
   Other Assets       1,471,292       (23,000)   (D)             1,448,292

     Total Assets   $ 8,776,864   $   150,956                  $ 8,927,820


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts Payable  $    12,690    $        -                  $    12,690
  Notes and
   Contracts Payable    977,493             -                      977,493
  Accrued Expenses       46,823             -                       46,823

     Total Current
      Liabilities     1,037,006                                  1,037,006

  Common Stock           43,287             -                       43,287
  Capital in Excess
   of Par Value      10,670,034             -                   10,670,034
  Retained Earnings  (2,474,495)      150,956    (E)            (2,323,539)
  Less Common Stock
   in Treasury         (498,968)            -                     (498,968)

     Total Stockholders'
      Equity          7,739,858             -                    7,890,814

     Total Liabilities
      and Stockholders'
      Equity        $ 8,776,864   $   150,956                  $ 8,927,820



See accompanying notes to condensed pro forma financial statements.

                          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONDENSED PRO FORMA STATEMENTS OF OPERATIONS

                 Year Ended March 31, 1995
                                           Disposed   Pro Forma     Pro Forma
                              Historical    Company   Adjustments    Balance
Revenues                     $ 5,014,084 $ 3,034,428 $         -    $ 1,979,656
Cost of Revenues               4,541,373   2,125,247           -      2,416,126
     Gross Margin                472,711     909,181           -       (436,470)
Selling, General and
  Administrative               3,582,872     209,902    (188,400)(A)  3,184,570
Other Income (Expense), net     (665,764)      7,173     185,000 (B)   (487,937)
     Earnings (Loss) Before
      Income Taxes            (3,775,925)    706,452     373,400     (4,108,977)
Provision for Income Taxes       873,344    (263,500)    139,000 (C)    997,844
     Net Earnings (Loss) From
      Continuing Operations   (2,902,581)    442,952     234,400     (3,111,133)
Gain (Loss) on Disposal of
  Discontinued Operations, net         -           -     150,956 (D)    150,956

Net Income (Loss)            $(2,902,581)$   442,952 $   385,356    $(2,960,177)

Earnings (Loss) Per Share:
  Continuing Operations     $      (.73)                            $      (.79)
  Net Income (Loss)         $      (.73)                            $      (.75)
Weighted Average Shares
  Outstanding                 3,960,344                               3,960,344

                       Nine Months Ended December 31, 1995

Revenues                    $ 1,239,527 $         -    $         -  $ 1,239,527
Cost of Revenues              1,152,797           -              -    1,152,797
     Gross Margin                86,730           -              -       86,730
Selling, General and
  Administrative                965,774           -       (141,300)     824,474
Other Income (Expense), net     226,337           -        138,750 (B)  365,087
     Earnings (Loss) Before
      Income Taxes             (652,707)          -        280,050     (372,657)
Provision for Income Taxes      205,950           -       (104,000)(E)  101,950
     Net Earnings (Loss)
      From Continuing
      Operations               (446,757)          -        176,050     (270,707)
Income (Loss) From Discontinued
  Operations, net               339,766           -              -      339,766
Gain on Disposal of
  Discontinued
  Operations, net                     -           -         150,956 (D  150,956

     Net Income (Loss)      $  (106,991)$         -     $   327,006 $   220,015

Earnings (Loss) Per Share:
  Continuing Operations     $      (.11)                             $    (.06)
  Net Income (Loss)         $      (.03)                             $     .05
Weighted Average Shares
  Outstanding                 4,218,687                               4,218,687
       See accompanying notes to condensed pro forma financial statements.

                        SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS

(1)        General

           On January 5, 1996 the Company executed an Asset Purchase Agreement with Rex Industries Acquisition Corporation (RIAC). Todd B. Crosland,a director of both the Company and Rex Industries Inc. (RII), is also an executive officer, director, and principal owner of RIAC. RII sold substantially all of its assets for a cash payment of $2,775,543 and the assumption of $224,457 in liabilities, and the balance of $600,000 in other consideration convertible into cash by January 1997. As a result of this sale, the Company's specialty metal fabrication segment has been discontinued. The Company has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final appraisals and determination of the fair market value of the assets and liabilities sold.

(2)        Pro Forma Adjustments

           The adjustments to the accompanying unaudited condensed pro forma balance sheet as of December 31, 1995, are described below:

           (A)  Total cash proceeds were $2,775,543.

           (B) $100,000 receivable from RIAC held in escrow. $250,000 note receivable due July 1, 1996. $250,000 subordinated note receivable due January 31, 1997.

           (C)  Net book value of assets sold less liabilities assumed by RIAC.

           (D)  Accrued income taxes and estimated expenses of sale.

           (E)  Estimated gain on disposal of RII net of income taxes.

           The adjustments to the accompanying unaudited condensed pro forma statements of operations are described below:

           (A) Surgical Technologies, Inc. administrative overhead allocated by parent to RII.

           (B)  Interest expense savings from payoff of obligations.

           (C)  Tax cost of additional operating income.

           (D)  Estimated gain on disposal of RII net of income taxes.

           (E) Income tax expense from loss of interest expense deduction and reduced overhead.

(3)        Fiscal Year Ends

           The condensed pro forma statements of operations for the nine months ended December 31, 1995, and for the year ended March 31, 1995, include all businesses on a common fiscal year.

                          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
           This discussion should be read in conjunction with Management's Discussion and analysis of Financial
Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended March 31, 1995.

Results of Operations
           During the quarter and nine months ended December 31, 1995, revenues decreased approximately 35% and 15%, respectively, from the corresponding periods during the preceding year. The decrease is primarily the result of the Company concentrating efforts to dispose of the medical and specialty metal fabrication divisions.
           Cost of revenues for the nine month period decreased to 93% of sales versus 102% in the corresponding period of fiscal 1995. The decrease in cost of revenues as a percent of revenues is primarily attributable to the write off of obsolete inventory from the Enviropak division in the prior year. The Company is in the process of exploring other marketing arrangements for the transflator technology including the possibility of selling a portion of the remaining medical segment. During the nine month period ending December 31, 1995 the Company has attempted to eliminate some fixed costs in an effort to increase efficiency based on the current level of sales.
           Selling, general and administrative expenses decreased $147,000 during the third quarter of fiscal year 1996 compared to the third quarter of the prior fiscal year. Recognizing that the gross revenues are significantly less than in prior years the Company has begun to eliminate some overhead costs.
           The net loss from continuing operations during the nine month period ended December 31, 1995 included gain from the sale of property and equipment of approximately $182,000 decreased interest and other expenses resulting from the use of the proceeds from the sale of assets to reduce outstanding obligations.

Liquidity and Capital Resources
           During the first nine months of the fiscal year 1996 the Company's liquidity and capital increased primarily due to the sale of equipment, buildings and land. Current assets increased $497,000 while current liabilities decreased $1,102,000 for a net increase in working capital of $1,599,000.
           Operating activities used $149,000 in cash during the nine month period ended December 31, 1995, compared to such activities using $871,000 in the prior year.
           Investing activities provided net cash of $1,415,000 primarily from the sale of property and equipment and the collection of notes receivable. Financing activities used net cash of $611,000 primarily from the payment of obligations.


                                                   PART II
                                              OTHER INFORMATION


                                          ITEM 5.  OTHER INFORMATION


DISPOSITION OF ASSETS

           Surgical Technologies, Inc. (the "Company"), sold substantially all of the assets and operations comprising its specialty metals fabrication division operated through its subsidiary, Rex Industries, Inc. ("Rex"), pursuant to an Acquisition Agreement closed January 5, 1996, effective January 1, 1996, between Rex and Rex Industries Acquisition Corporation (the "Acquiring Company"). Under the terms of the Acquisition Agreement, the Acquiring Company acquired substantially all of the assets and operations of Rex for consideration of $3.6 million, consisting of a cash payment of $2,775,543.39, the assumption of $224,456.61 in liabilities, and the balance in other consideration convertible into cash by January 1997. At the closing, the Acquiring Company withheld $100,000 in cash from the purchase price as security for Rex's guaranty of payment on its accounts receivable and indemnification against certain liabilities. Upon the expiration of twelve months after the effective date, the Acquiring Company will pay to Rex the amount withheld, less any uncollected accounts receivable and liabilities or expenses indemnified for by Rex under the agreement. In addition, in connection with the sale of its assets, Rex transferred to the Acquiring Company the right to the use of the name "Rex Industries, Inc."

           The assets sold include all tangible personal property; and buildings; all inventory; accounts receivable and cash and cash equivalents received therefor; contract rights; cash, bank deposits, and cash equivalents; customer and supplier lists; warranties; insurance contracts; and other tangible and intangible assets, but specifically excluding the note payable by the Company to Rex with an outstanding principal balance of $158,439.91 as of the date of the Acquisition Agreement; certain of Rex's rights, claims, or causes of action relating to the assets sold, all corporate books and records not relating to the assets sold; and Rex's employee benefit agreements, plans, or similar arrangements. The principle followed in determining the amount of consideration to be paid for the acquired assets is discussed in the accompanying pro forma financial information. (See "PART 1 ITEM 1 CONDENSED PRO FORMA FINANCIAL STATEMENTS.")

           Todd B. Crosland, a director of both the Company and Rex, is also an executive officer, director, and principal owner of the Acquiring Company.

           The sale of the assets and operations of Rex is in accordance with the previous consensus and determination of the board of directors of the Company that such sale would assist the Company in attaining its goal of maximizing its current cash, assets, and other resources to seek and pursue another business opportunity. After discussing the possible sale of Rex with a number of potentially interested parties for approximately eighteen months, on September 15, 1995, the Company received a written offer to purchase essentially all of the assets of Rex from TBC, Ltd., a limited partnership of which Todd B. Crosland serves as general partner. Because of the relationship of Mr. Crosland with both the offeror and the Company, the board of directors of the Company appointed Donald A. Spring and Reed Fogg, two disinterested members of the Company's board of directors, to serve as a special committee with the purpose of evaluation the proposed transaction (the "Asset Disposition Committee"). The remaining directors agreed to concur in the decision of the disinterested Asset Disposition Committee. The Asset Disposition Committee, after reviewing the terms of the offer and a valuation of Rex, determined that it was in the best interest of the Company to accept the terms of the offer and dispose of the assets and operations of Rex for $3.6 million. For income tax and other purposes, Mr. Crosland determined to pursue the transaction through the Acquiring Company, as a corporation, rather than through TBC, Ltd., a limited partnership. The officers of the Company negotiated the definitive terms of and executed the Acquisition Agreement between the Company and the Acquiring Company, as discussed above.

           As a result of this sale, the Company's specialty metals fabrication division has been terminated.

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

                                         SURGICAL TECHNOLOGIES, INC.


Dated:  January 19, 1996                 By /s/  Todd B. Crosland
                                         Todd B. Crosland,
                                         Vice-President-Finance
                                        (Principal Financial and
                                         Accounting Officer)