Form 10-K
period 1996-03-31
SURGICAL TECHNOLOGIES INC
filed 1996-07-01
CIK 857353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended  March 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x       No  /  /
                                                              --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
             --

     As of June 25, 1996, there were 4,542,216 shares of the Registrant's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non affiliates of the Registrant was approximately $18,850,000 computed at the closing price for the Registrant's common stock on the Nasdaq National Market System on June 25, 1996, of $6.9375.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: The Prospectus/Proxy Statement contained in Registrant's registration statement on Form S-4, SEC File No. 333-3243, is incorporated by reference in response to part I, part II, part III, and part IV of this Form 10-K.


                                     PART I

General

     Surgical Technologies, Inc. (the "Company"), was, until 1995, engaged in the manufacture and marketing of a variety of pre-packaged sterile surgical products for angiography and angioplasty procedures, medical devices used in interventional catheterization procedures, and drapes and similar items for use in various diagnostic, surgical, and medical procedures. It was also engaged in special metals fabrication. Since September 30, 1995, the Company has disposed of its disposable surgical pack and drape manufacturing product lines as well as its specialty metals fabrication business segment, retaining the technology and operations related to its angioplasty inflation device marketed under the name Transflator(R), as its sole remaining operation. Currently, the Company's principal assets are cash and assets convertible into cash by January 1997 and the ID Technology assets and operations.

     The Company entered into an Agreement and Plan of Reorganization dated April 10, 1996, as amended June 4, 1996 (the "Merger Agreement"), with 4health, Inc. ("4Health"), a developer and marketer of nutritional supplements and herbal products. Under the terms of the Merger Agreement, 4Health would be merged with and into the Company, the Company would change its name to 4Health, Inc., and management of 4Health would become management of the Company. Two of the current board members of the Company, Todd B. Crosland and Rockwell D. Schutjer, would continue to serve on the board and five nominees of 4Health would be elected to the board. The shareholders of 4Health would own approximately 80% of the issued and outstanding stock of the Company on completion of the proposed merger. The merger is subject to the approval of the shareholders of the Company and 4Health and the satisfaction of other conditions precedent to the closing of the Merger. The Company has filed a registration statement on Form S-4, SEC File No. 333-3243, that includes a prospectus and joint proxy statements concerning the proposed transaction. The prospectus contained in such registration statement (the "Prospectus/Proxy Statement") is incorporated, in its entirety, into this Form 10-K by this reference. The specific information incorporated in response to the required items of Form 10-K is set forth below.


                               ITEM 1.  BUSINESS

     The information contained in the Prospectus/Proxy Statement under the captions "BUSINESS OF SURGICAL," "BUSINESS OF 4HEALTH," "BUSINESS OF SURVIVING CORPORATION FOLLOWING THE MERGER," and "THE MERGER" is incorporated herein in response to this item.


                              ITEM 2.  PROPERTIES

     The information contained in the Prospectus/Proxy Statement under the captions "BUSINESS OF SURGICAL: Properties" and "BUSINESS OF 4HEALTH:
Facilities" is incorporated by reference in response to this item.


                           ITEM 3.  LEGAL PROCEEDINGS

     The information contained in the Prospectus/Proxy Statement under the captions "BUSINESS OF SURGICAL: Legal Proceedings" and "BUSINESS OF 4HEALTH:
Legal Proceedings" is incorporated by reference in response to this item.


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1996.


                                    PART II

                 ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers Nasdaq National Market ("NNM") under the trading symbol "SGTI." The following table sets forth high and low closing sale prices for the Company's Common Stock as reported on NNM for the periods indicated, based on interdealer bid quotations without monthly statistical reports. Such quotations do not include retail markups, markdowns, commissions, or other adjustments and may not represent actual transactions.


          Fiscal Year Ended March 31, 1995   High              Low
          First Quarter                      $ 5.375           $ 3.813
          Second Quarter                     $ 5.375           $ 4.125
          Third Quarter                      $ 4.875           $ 2.75
          Fourth Quarter                     $ 3.375           $ 1.75


          Fiscal Year Ended March 31, 1996   High              Low
          First Quarter                      $ 2.375           $ 1.25
          Second Quarter                     $ 2.937           $ 1.625
          Third Quarter                      $ 2.375           $ 1.25
          Fourth Quarter                     $ 3.125           $ 1.25

     On June 25, 1996, the last reported sales price for the Company's Common Stock as reported by NNM was $6.9375.

     On June 25, 1996, the Company had approximately 1,000 stockholders.


                        ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in the Prospectus/Proxy Statement under the captions "BUSINESS OF SURGICAL: Selected Financial Data" and "BUSINESS OF 4HEALTH: Selected Historical Financial Data of 4Health" is incorporated by reference in response to this item.


      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The information in the Prospectus/Proxy Statement under the captions "BUSINESS OF SURGICAL: Management's Discussion and Analysis of Financial Condition and Results of Operations," "BUSINESS OF SURGICAL: Other Items," "BUSINESS OF 4HEALTH: Management's Discussion and Analysis of Financial Condition and Results of Operations," and "THE MERGER" is incorporated by this reference in response to this item.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and 4Health and supplementary data included in the Prospectus/Proxy Statement as set forth under the caption "INDEX TO FINANCIAL STATEMENTS" are incorporated by this reference in response to this item.


             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company and its auditors have not disagreed on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Prospectus/Proxy Statement under the caption "MANAGEMENT" is incorporated by this reference in response to this item.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Prospectus/Proxy Statement under the caption "EXECUTIVE COMPENSATION" is incorporated by reference in response to this item.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Prospectus/Proxy Statement under the caption "PRINCIPAL STOCKHOLDERS" is incorporated by reference in response to this item.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Prospectus/Proxy Statement under the caption "CERTAIN TRANSACTIONS" is incorporated by reference in response to this item.


                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

     1.   Financial Statements


Title of Document                                                                                Page #

Report of Arthur Andersen LLP, independent public accountants (Surgical Technologies, Inc.)        *

Surgical Technologies, Inc., and Subsidiaries Consolidated Balance Sheets at March 31, 1996
and 1995                                                                                           *

Surgical Technologies, Inc., and Subsidiaries Consolidated Statements of Operations for the
years ended March 31, 1996, 1995, and 1994                                                         *

Surgical Technologies, Inc., and Subsidiaries Consolidated Statements of Stockholders' Equity
for the years ended March 31, 1996, 1995, and 1994                                                 *

Surgical Technologies, Inc., and Subsidiaries Consolidated Statements of Cash Flows for the
years ended March 31, 1996, 1995, and 1994                                                         *

Surgical Technologies, Inc., and Subsidiaries Notes to Consolidated Financial Statements           *


[FN]
*The indicated financial statements are incorporated by this reference from the information set forth in the Prospectus/Proxy Statement under the caption "INDEX TO FINANCIAL STATEMENTS."


     2.   Exhibits

    The following exhibits are included as part of this report:

                                 EXHIBIT INDEX


             SEC
 Exhibit  Reference
 Number     Number                          Title of Document                             Location
 ------     ------                          -----------------                             --------

Item 2.              Plan of Acquisition, Reorganization, Liquidation, or Succession

2.01          2      Agreement and Plan of Merger dated April 10, 1996, by and         Incorporated by
                     between 4Health, Inc., and Surgical Technologies, Inc., as           Reference(8)
                     amended June 4, 1996

2.02          2      Asset Purchase Agreement dated November 30, 1995, by and          Incorporated by
                     between Microtek Medical, Inc., and Surgical Technologies, Inc.      Reference(7)

2.03          2      Acquisition Agreement dated effective January 1, 1996, by and     Incorporated by
                     between Rex Industries Acquisition Corporation and Rex               Reference(7)
                     Industries, Inc.

Item 3.              Articles of Incorporation and Bylaws

3.01          3      Articles of Incorporation of Surgical Subsidiary, Inc., a Utah    Incorporated by
                     Corporation now known as Surgical Technologies, Inc.                 Reference(5)

3.02          3      Articles of Merger and related Plan of Merger                     Incorporated by
                                                                                          Reference(5)

3.03          3      Bylaws                                                            Incorporated by
                                                                                          Reference(5)

3.04          3      Form of Articles of Merger and related Plan of Merger             Incorporated by
                                                                                          Reference(8)

Item 4.              Instruments Defining the Rights of Security Holders

4.01          4      Form of Warrant Agreement between 4Health, Inc., and Zions        Incorporated by
                     First National Bank with related form of Warrant                     Reference(8)

4.02          4      Form of Sale Restriction Agreement respecting shareholders of     Incorporated by
                     both Surgical Technologies, Inc., and 4Health, Inc.                  Reference(8)

4.03          4      Form of Consent, Approval, and Irrevocable Proxy respecting       Incorporated by
                     certain Surgical stockholders with related schedule                  Reference(8)

4.04          4      Form of Consent, Approval, and Irrevocable Proxy respecting       Incorporated by
                     certain 4Health stockholders with related schedule                   Reference(8)

Item 10.             Material Contracts

10.01         10     Form of Directors' Options                                        Incorporated by
                                                                                          Reference(1)

10.02         10     Stock Option and Stock Award Plan                                 Incorporated by
                                                                                          Reference(1)

10.03         10     1991 Directors' Stock Option Plan                                 Incorporated by
                                                                                          Reference(1)

10.04         10     Directors' Stock Option Plan                                      Incorporated by
                                                                                          Reference(2)

10.05         10     Technology Purchase Agreement between Ellis E. Williams,          Incorporated by
                     Professional Medical, Inc., and Surgical Technologies, Inc.,         Reference(3)
                     February 4, 1993

10.06         10     Patent Cross-License Agreement between Utah Medical Products,     Incorporated by
                     Inc., and Professional Medical, Inc., dated February 9, 1993         Reference(3)

10.07         10     Form of Promissory Note in the amount of $1,000,000 payable to    Incorporated by
                     First Interstate Bank, dated August 16, 1994                         Reference(6)

10.08         10     Deed of Trust Note and related Deed of Trust, Assignment of       Incorporated by
                     Rents, Security Agreement, and Fixture Filing, dated April 8,        Reference(5)
                     1994, in the principal amount of $1,000,000 due Standard
                     Insurance Company

10.09         10     Stock Purchase Agreement dated May 6, 1994, between Surgical      Incorporated by
                     Technologies, Inc., and Benitex, A.G.                                Reference(5)

10.10         10     Real Estate Contract dated February 2, 1994, between Surgical     Incorporated by
                     Technologies, Inc., and Rex Crosland related to the facilities       Reference(5)
                     at 2801 South Decker Lake Lane, Salt Lake City, Utah

10.11         10     Asset Purchase Agreement between Milwaukee Acquisition Company,   Incorporated by
                     Insulation Distributors, Inc., and Surgical Technologies, Inc.,      Reference(5)
                     effective September 30, 1993

10.12         10     All-Inclusive Promissory Note and related All-Inclusive Trust     Incorporated by
                     Deed, relating to sale of building and property, dated March         Reference(6)
                     31, 1995, in the principal amount of $981,375.32

10.13         10     1996 Long-Term Stock Incentive Plan                               Incorporated by
                                                                                          Reference(8)

10.14         10     Form of $2.00 option granted to Surgical directors, officers,     Incorporated by
                     and employees with related schedule                                  Reference(8)

10.15         10     Form of Option granted to Todd B. Crosland                        Incorporated by
                                                                                          Reference(8)

10.16         10     Form of Option granted to Rockwell D. Schutjer                    Incorporated by
                                                                                          Reference(8)

10.17         10     Form of Proprietary Information, Inventions, and Non-             Incorporated by
                     Competition Agreement between 4Health and R. Lindsey Duncan          Reference(8)

10.18         10     Form of Employment Agreement between the Surviving Corporation    Incorporated by
                     and Rockwell D. Schutjer                                             Reference(8)

Item 22.             Subsidiaries of Registrant

22.01         22     Schedule of Subsidiaries of the Company                           Incorporated by
                                                                                          Reference(5)

Item 24.             Consents of Experts and Counsel

24.01         24     Consent of Arthur Andersen LLP                                        This Filing

Item 27.             Financial Data Schedule

27.01         27     Financial Data Schedule                                               This Filing

Item 99.             Additional Exhibits

99.01         99     The Prospectus/Proxy Statement included in the Company's              This Filing
                     registration statement on Form S-4, SEC File No. 333-3243, incorporated into the report on Form 10-K by reference

[FN]
(1) Incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC File No. 33-31863.
(2) Incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1992.
(3) Incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.
(4) Incorporated by reference from the Company's report on Form 8-K for the event of March 9, 1994.
(5) Incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1994.
(6) Incorporated by reference from the Company's report on Form 10-Q for the quarter ended December 31, 1995.
(7) Incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1995.
(8) Incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

* Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SURGICAL TECHNOLOGIES, INC.


Dated:  June 25, 1996              By  /s/ Rex Crosland
                                     ----------------------------
                                     Rex Crosland, President
                                     (Principal Executive Officer)


                                   By  /s/ Todd B. Crosland
                                     ----------------------------
                                     Todd B. Crosland, Director,
                                     Vice-President (Principal
                                     Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of June, 1996.

                                   SURGICAL TECHNOLOGIES, INC.



                                   By  /s/ Rex Crosland
                                     ----------------------------
                                     Rex Crosland, Director


                                   By  /s/ Rockwell D. Schutjer
                                     ----------------------------
                                     Rockwell D. Schutjer, Director


                                   By /s/ Todd B. Crosland
                                     ----------------------------
                                     Todd B. Crosland, Director


                                   By
                                     ----------------------------
                                     Reed Fogg, Director


                                   By
                                     ----------------------------
                                     Donald A. Spring, Director