Form 10QSB
period 1996-06-30
SURGICAL TECHNOLOGIES INC
filed 1996-08-14
CIK 857353

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

  As of August 7, 1996, the registrant had 11,271,108 shares of its common stock issued and outstanding.

                        Page 1 of 12 pages


                             PART I
                      FINANCIAL INFORMATION


                  ITEM 1. FINANCIAL STATEMENTS


     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filing for the year ended March 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending March 31, 1997.




































          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                       June 30,        March 31,
                                         1996            1996
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents            $ 3,503,403   $ 3,168,826
  Accounts Receivable, net                  51,084       145,535
  Other Current Assets                     617,968       354,269
  Inventories                              285,398       285,398
  Marketable Securities                    660,526       650,256
     Total Current Assets                5,118,379     4,604,284

PROPERTY AND EQUIPMENT:  At Cost           352,751       569,661
  Less:  Accumulated Depreciation         (143,185)     (256,087)
                                           209,566       313,574

INTANGIBLE AND OTHER ASSETS, net           930,590     1,750,547
     Total Assets                      $ 6,258,535   $ 6,668,405

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                     $         -   $    77,228
  Current Portion of Long-Term Obligations       -       961,050
  Accrued Liabilities                      345,212       154,848
     Total Current Liabilities             345,212     1,193,126

STOCKHOLDERS' EQUITY:
  Common Stock (Par Value $0.01
    Authorized 30,000,000 Shares,
    Issued and Outstanding, 2,271,108
    and 2,117,275 Shares                    22,711        21,173
  Capital in Excess of Par Value        10,827,394    10,218,932
  Retained Earnings                     (4,595,373)   (4,423,417)
  Stockholders' Receivables               (341,409)     (341,409)
     Total Stockholders' Equity          5,913,323     5,475,279
     Total Liabilities and
       Stockholders' Equity            $ 6,258,535   $ 6,668,405









The accompanying notes are an integral part of the condensed consolidated financial statements.

          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                             For the Three Months
                                                Ended June 30,
                                                1996      1995

REVENUES                                    $    6,211$  475,810

COST OF REVENUES                                36,845   360,923
 Gross Margin                                  (30,634)  114,887

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      199,628   345,032

  Income (Loss) From
    Operations                                (230,262) (230,145)

OTHER INCOME (EXPENSE), NET                     58,308    84,831

  Income (Loss) From
    Operations Before Income Taxes            (171,956) (145,314)

PROVISION FOR (BENEFIT FROM) INCOME TAXES            -         -

DISCONTINUED OPERATIONS, NET                         -   173,931

NET INCOME (LOSS)                           $ (171,956)$   28,617

NET INCOME (LOSS) PER COMMON SHARE
  Loss from Continuing Operations       $      (.08)   $     (.08)
  Income from Discontinued Operations             -           .09

  Net Income (Loss) per Common Share    $      (.08)   $       .01

Weighted Average Shares
   Outstanding                               2,271,108   1,867,656











The accompanying notes are an integral part of the condensed consolidated financial statements.

              SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                               (UNAUDITED)
                                               For the Three Months
                                                  Ended June 30,
                                              1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                       $ (171,956) $   28,617
  Adjustments to Reconcile Net Income (Loss)to Net Cash
  Used in Operating Activities:
    Depreciation and Amortization             32,737      87,397
    Provision for Losses on Accounts Receivable(7,714)       503
    (Gain) Loss on Sale of Property and Equipment8,861   (59,795)
    (Increase) Decrease in Receivables        94,451     (88,865)
    (Increase) Decrease in Inventories             -    (316,209)
    (Increase) Decrease in Other Current Assets(263,699) (11,541) (Increase) Decrease in Intangible and Other Assets(108,845)112,325
    Increase (Decrease) in Accounts Payable  (77,228)   (183,517)
    Increase (Decrease) in Accrued Liabilities   190,364  (243,031)
     Total Adjustments                      (131,073)   (702,733)
Net Cash Used in Operating Activities       (303,029)   (674,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment               -    (118,005)
  Maturities of Marketable Securities        (10,270)    127,452
  Proceeds from Sale of Property and Equipment31,700     397,350
  Payments Received on Notes Receivable      967,226   1,173,420
Net Cash Provided by Investing Activities    988,656   1,580,217

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Long-Term Obligations(961,050)   (39,848)
  Proceeds From Issuance of Long-Term Obligations  -      43,447
  Net Change in Revolving Bank Loan                -    (545,505)
  Proceeds From Sale of Common Stock         610,000           -
Net Cash Provided by (Used in) Financing Activities  (351,050)  (541,906)

Net Decrease in Cash and Cash Equivalents    334,577     364,195
Cash and Cash Equivalents at Beginning of Period 3,168,826   184,826

Cash and Cash Equivalents at End of Period$3,503,403  $  549,021

Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period For:
    Interest                            $          -  $   19,134
    Income Taxes                        $          -$          -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On June 30, 1996 vehicles were transferred to certain officers of the Company in exchange for salaries.


The accompanying notes are an integral part of the condensed consolidated financial statements.

              SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 1

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on form 10-K filing for the year ended March 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 2

     On July 15, 1996 the Company merged with 4-Health, Inc. The merger was recorded as a reverse purchase. As part of the merger the common stock of the Company was reverse split 2 for 4. The effect of the reverse stock split have been retroactively applied to the financial statements presented.

     Pursuant to the Merger Agreement, Surgical will continue as the surviving corporate entity, with its name changed to "4Health, Inc." 4Health was organized in February 1993, and formulates and supplies nutritional supplements which are available nationwide through health food stores, pharmacies and health care providers.

     The Merger Agreement between Surgical and 4Health provided for the merger of 4Health with and into the Company, pursuant to which: (a) the shares of 4Health common stock and the shares of 4Health Series A preferred stock were exchanged for approximately 9,000,000 shares of Surgical Common Stock,
(b) each four shares of Surgical common stock issued and outstanding were converted into two shares of Surgical common stock (or 2,271,108 shares) and one warrant to purchase a share of the surviving corporation (the "Surviving Corporation") common stock at $11.00 per share (or 1,135,554 total shares),
(c) the board of directors of Surgical, as the Surviving Corporation, was reconstituted to include five designees of 4Health and two designees of Surgical, and (d) the articles of incorporation of Surgical were amended to (i) change its name to "4Health, Inc.," (ii) increase the authorization of New Common Stock to 30,000,000 shares, (iii) add a "fair price" provision in the event of certain corporate transactions, and (iv) restrict the use of written consents of stockholders in lieu of meetings. The warrants may be redeemed by the Surviving Corporation at $0.01 per warrant, provided that the trading price of the underlying Common Stock equals $13.75 per share for 30 consecutive days.

     Outstanding options to purchase an aggregate of 651,000 shares of Surgical common stock at a weighted average price of $2.23 per share were converted into options to purchase an aggregate of 325,000 shares of Surgical common stock, at a weighted average price of $4.45 per share. In addition, outstanding options to purchase an aggregate of 599,999 shares of 4Health common stock at a weighted average price of $6.70 per share were converted into options to purchase an aggregate of 902,800 shares of Surgical common stock at a weighted average price of $4.45 per share.

     The number of shares of Surgical common stock issuable to the holders of 4Health common stock and Series A preferred stock is subject to adjustment in the event that the Surviving Corporation does not realize at least $2,000,000 in earnings, before interest and income taxes, computed in accordance with generally accepted accounting principles from exploitation of Surgical's ID Technology, the sale of products based on its ID Technology, or joint venture income based on the ID Technology by increasing the number of shares of Surgical common stock issuable to the former 4Health stockholders, on a pro rata basis based on the number of shares of Surgical common stock issued to them in the merger,

              SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 2 (Continued)

in an amount equal to the quotient calculated by dividing (a) the amount by which $2,000,000 exceeds the ID Technology earnings by b $4.00.

     The merger will be accounted for under the purchase method of accounting wherein the related assets and liabilities of the Company will be adjusted to reflect their estimated fair market values at the effective date of the merger. The merger will be treated for accounting purposes as a reverse merger wherein 4Health will be treated as the acquiring entity because 4Health's current stockholders will control the Surviving Corporation.

     The following unaudited pro forma condensed combined balance sheet is based on the June 30, 1996, historical consolidated balance sheets of Surgical and its subsidiaries contained elsewhere herein and 4Health. The unaudited pro forma condensed statement of operations is based on 4Health's historical statement of operations for the three months ended June 30, 1996, adjusted for management's estimate of Surgical's normal operations as if the merger had occurred April 1, 1996, because the majority of Surgical's operations have been sold. The unaudited pro forma condensed combined financial statements give effect to the transaction using the purchase method of accounting, with 4Health treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined balance sheet presenting the financial position of the Surviving Corporation assumes the purchase occurred as of June 30, 1996. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Surviving Corporation, assuming the Merger was completed on April 1, 1996.

     The unaudited pro forma condensed combined financial statements have been prepared by management of Surgical and 4Health based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.
These pro forma financial statements should be read in conjunction with the accompanying notes and with historical financial information of both Surgical and 4Health (including the notes thereto) included in the Joint Proxy Statement/Prospectus dated June 27, 1996.



                              4Health, Inc.
          Unaudited Pro Forma Condensed Combined Balance Sheet
                           As of June 30, 1996
NOTE 2 (Continued)
                                                               Pro Forma
                               Surgical              Pro Forma  Combined
                             Technologies   4Health  Adjustments Balance
ASSETS:
Cash & cash
equivalents                  $ 3,503,403$   219,741$         -  $ 3,723,144

Marketable securities            660,525                     -      660,525
Accounts receivable, net         151,084  3,723,115          -    3,783,199
Inventories                      285,398  1,800,684          -    2,086,082
Current portion of notes
  receivable                     233,325                     -      233,325
Other current assets              43,215    221,350          -      264,565

   Total current assets        4,776,950  5,973,889          -   10,750,839

Net fixed assets                 209,566  2,297,428               2,506,994
Notes receivable, less current
  portion                        125,504                            125,504
Intangible and other assets    1,146,515  327,771   (582,500) A
                                                     373,011  B   1,264,797

   Totals assets             $ 6,258,535$ 8,599,088$  (209,489) $14,648,134

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Note payable                  $         -$ 1,299,900$         -  $ 1,299,900
Accounts payable                        -  3,526,281          -    3,526,281
Accrued liabilities               345,212    615,531          -

   Total current liabilities      345,212  5,441,712          -  5,786,924

Obligations under capital lease                2,409                   2,409
Other liabilties                              50,450                  50,450
Preferred stock                               15,000    (15,000) C         0
Common stock                       22,711  1,071,305   (981,305) C   112,711
Capital in excess of par value 10,827,394  1,397,771    (582,500)A
                                                     (3,226,057)B&C8,416,608
Treasury stock                               (50,000)                (50,000)
Retained earnings              (4,595,373)   670,441  4,595,373  C   670,441
Stockholder receivables          (341,409)                          (341,409)

   Total stockholders' equity   5,913,323  3,104,516   (209,489)   8,808,350

   Total liabilities and
     stockholders' equity     $ 6,258,535$ 8,599,088$  (209,489) $14,648,134



                              4Health, Inc.
          Unaudited Pro Forma Condensed Statement of Operations
                   For the Three Months June 30, 1996

NOTE 2 (Continued)

                                                Pro Forma      Pro Forma
                                    4Health    Adjustments      Balance
Revenues                          $ 8,055,066$    60,000  A$ 8,115,066
Cost of Revenues                    3,286,241     48,000  A  3,334,241
   Gross margin                     4,768,825     12,000    4,780,825
Selling, general and
  administrative costs              4,742,154     47,582A&B 4,789,736
Other expense, net                     13,823          -       13,823
   Income before income taxes          12,848    (35,582)     (22,734)
Benefit from income taxes              86,801     13,877  A    100,678
Net income                        $    99,649$    21,705)  $    77,944
Net income per common share       $      0.01              $      0.01

Weighted average shares
  outstanding                       8,693,449  2,271,108   10,964,557


  Notes to Unaudited Pro Forma Condensed Combined Financial Statements


     1.   General

     Surgical has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions set forth in the notes to the pro forma adjustments have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final determination of the fair market value of the assets and liabilities of Surgical.

     2.   Fiscal Year Ends

     4Health has a year end of December 31. The unaudited pro forma condensed statements of operations for the quarter ended June 30, 1996, have been shown as if 4Health had a fiscal year end of March 31 and therefore no calendar year to date information has been presented.

     3.   Pro Forma Adjustments

     The adjustments to the accompanying unaudited pro forma condensed combined balance sheet as of June 30, 1996, are described below:

          (A)  Reclassification of merger costs to stockholders' equity.

          (B) Adjustment to reflect goodwill, calculated based on the closing bid price of Surgical Stock for the 20 day period prior to the announcement of the signing of the letter of intent with 4Health, less the estimated fair market value of the net assets of Surgical to be acquired in the Merger.
Since the majority of the net assets of Surgical consist of cash, marketable securities, and short-term receivables, all of which approximate current fair value, the excess purchase price has been recorded as goodwill which will be amortized over 15 years.

          (C) Record the Merger by converting 4Health Common Stock, 4Health Series A Stock, and Surgical Stock to newly issued shares of New common Stock, par value $0.01 per share.

     The adjustment to the accompanying unaudited pro forma condensed combined statement of operations as of June 30, 1996, are described below:

          (A) The income and expense items reflect management's estimate of the effect of the continuing operation of Surgical's ID Technology business after the completion of the merger.

          (B) There is $5,582 amortization of goodwill related to the Merger included in this item. The amortization is based upon a 15 year estimated life.














             ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     This discussion should be read in conjunction with Management's Discussion and analysis of Financial Condition and Results of Operations in the Registrant's annual report on form 10-K for the year ended March 31, 1996.

Results of Operations
     During the quarter ended June 30, 1996, revenues decreased approximately $470,000 compared to the first quarter of the prior year. The decrease is primarily the result of the sale of the drape and pack divisions of the medical products segment during the fiscal year ended March 31, 1996.

     Cost of revenues during the first quarter of the current fiscal year increased as a percent of sales primarily due to the amortization of intangibles.

     Selling, general and administrative expenses decreased $145,000 over the prior year first quarter. The decrease in administrative expense is in part the result of cost cutting measures implemented during the later part of the prior year and reduced administrative expenses resulting from the sale of the drape and pack business.

     The net income during the first quarter of 1995 included a gain of $60,000 from the sale of surplus land (which is the majority of the $89,000 net other income). Other income for the first quarter of 1996 reflects decreased interest expense and an increase in interest income due to the reduction of debt and interest earnings on cash balances.

Liquidity and Capital Resources

     The Company's liquidity and capital resources improved during the first quarter. Current assets increased $514,000 while current liabilities decreased $848,000 for a net increase in working capital of $1,362,000. The improvement in working capital is primarily the result of the sale of property and equipment and the use of the proceeds to pay off current liabilities.

     Operating activities used $303,000 in cash during the quarter ended June 30, 1996 compared to such activities using $674,000 in the comparable period of the preceding year. During the quarter, the majority of the changes in the use of operating cash was the result of the Company decreasing inventory by $83,000, accounts receivable by $121,000 and increasing accounts payable and accrued expenses by $113,000.

     Investing activities provided net cash of $988,000 primarily from the payments received on notes receivable from previous asset sales.

     Financing activities used net cash of $351,000 primarily in the reduction of $961,000 of the long-term debt. The Issuance of common stock provided $610,000 cash.

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

                                   SURGICAL TECHNOLOGIES, INC.



Dated:  August 12, 1996              By    /s/
                                     Todd B. Crosland,
                                     Vice-President-Finance
                                     (Principal financial and
                                      Accounting Officer)