Form 10-Q/A
period 1996-06-30
SURGICAL TECHNOLOGIES INC
filed 1996-08-23
CIK 857353

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q/A

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

          SURGICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                             For the Three Months
                                                Ended June 30,
                                                1996      1995

REVENUES                                    $    6,211$  475,810

COST OF REVENUES                                36,845   360,923
 Gross Margin                                  (30,634)  114,887

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      199,628   345,032

  Income (Loss) From
    Operations                                (230,262) (230,145)

OTHER INCOME (EXPENSE), NET                     58,306    84,831

  Income (Loss) From
    Operations Before Income Taxes            (171,956) (145,314)

PROVISION FOR (BENEFIT FROM) INCOME TAXES            -         -

DISCONTINUED OPERATIONS, NET                         -   173,931

NET INCOME (LOSS)                           $ (171,956)$   28,617

NET INCOME (LOSS) PER COMMON SHARE
  Loss from Continuing Operations       $      (.08)   $     (.08)
  Income from Discontinued Operations             -           .09

  Net Income (Loss) per Common Share    $      (.08)   $       .01

Weighted Average Shares
   Outstanding                               2,271,108   1,867,656











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



                              4Health, Inc.
          Unaudited Pro Forma Condensed Combined Balance Sheet
                           As of June 30, 1996
NOTE 2 (Continued)
                                                               Pro Forma
                               Surgical              Pro Forma  Combined
                             Technologies   4Health  Adjustments Balance
ASSETS:
Cash & cash
equivalents                  $ 3,503,403$   219,740$         -  $ 3,723,143

Marketable securities            660,525                     -      660,525
Accounts receivable, net          51,084  3,732,115          -    3,783,199
Inventories                      285,398  1,800,684          -    2,086,082
Current portion of notes
  receivable                     233,325          -          -      233,325
Other current assets              43,215    221,350          -      264,565

   Total current assets        4,776,950  5,973,889          -   10,750,839

Net fixed assets                 209,566  2,297,428               2,506,994
Notes receivable, less current
  portion                        125,504                            125,504
Intangible and other assets    1,146,515  327,771   (582,500) A
                                                     373,011  B   1,264,797

   Totals assets             $ 6,258,535$ 8,599,088$  (209,489) $14,648,134

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Note payable                  $         -$ 1,299,900$         -  $ 1,299,900
Accounts payable                        -  3,526,281          -    3,526,281
Accrued liabilities               345,212    615,531          -      960,743

   Total current liabilities      345,212  5,441,712          -  5,786,924

Obligations under capital lease                2,409                   2,409
Other liabilties                              50,450                  50,450

Preferred stock                               15,000    (15,000) C         0
Common stock                       22,711  1,071,305   (981,305) C   112,711
Capital in excess of par value 10,827,394  1,397,771    (582,500)A
                                                     (3,226,057)B&C8,416,608
Treasury stock                               (50,000)                (50,000)
Retained earnings              (4,595,373)   670,441  4,595,373  C   670,441
Stockholder receivables          (341,409)                          (341,409)

   Total stockholders' equity   5,913,323  3,104,517   (209,489)   8,808,351

   Total liabilities and
     stockholders' equity     $ 6,258,535$ 8,599,088$  (209,489) $14,648,134



                              4Health, Inc.
          Unaudited Pro Forma Condensed Statement of Operations
                   For the Three Months June 30, 1996

NOTE 2 (Continued)

                                                Pro Forma      Pro Forma
                                    4Health    Adjustments      Balance
Revenues                          $ 8,055,066$    60,000  A$ 8,115,066
Cost of Revenues                    3,286,241     48,000  A  3,334,241
   Gross margin                     4,768,825     12,000    4,780,825
Selling, general and
  administrative costs              4,742,154     47,582A&B 4,789,736
Other expense, net                     13,823          -       13,823
   Income before income taxes          12,848    (35,582)     (22,734)
Benefit from income taxes              86,801     13,877  A    100,678
Net income                        $    99,649$   (21,705)  $    77,944
Net income per common share       $      0.01              $      0.01

Weighted average shares
  outstanding                       8,693,449  2,271,108   10,964,557


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

                                   SURGICAL TECHNOLOGIES, INC.



Dated:  August 22, 1996              By    /s/
                                     Todd B. Crosland,
                                     Vice-President-Finance
                                     (Principal financial and
                                      Accounting Officer)