Form 10-Q
period 1996-09-30
4 HEALTH INC
filed 1996-11-14
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                ----------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM     TO

                                ----------------

                         Commission file number 0-18160

                                  4HEALTH, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

         Utah                                        87-0468225
       ________                                      __________
(State of incorporation)                 (I.R.S. Employer Identification No.)

                              5485 Conestoga Court
                            Boulder, Colorado  80301
                    (Address of principal executive offices)

                 Registrant's telephone number:  (303) 546-6306

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 1996 was 11,369,450.


                                  4HEALTH, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets --
   September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . .  4

   Condensed Statement of Operations--
   Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . .  5

   Condensed Statements of Cash Flows--
   Nine Months Ended September 1996 and 1995  . . . . . . . . . . . . . .  6

   Notes to Condensed Financial Statements  . . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . 12

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
4HEALTH, INC.
                            CONDENSED BALANCE SHEETS

                                                September 30,  December 31,
                                                    1996          1995
                                                ------------   -----------
ASSETS
Cash and cash equivalents                       $ 3,224,055        919,935
Marketable securities                                     0              0
Accounts receivable, net                               1,125,525        974,621
Inventories                                       2,496,438        977,890
Prepaid expenses                                    650,798        160,210
Notes receivable, related party                     250,000         50,000
Notes receivable                                    262,363              0
                                                 ----------     ----------
   Total current assets                           8,009,179      3,082,656

PROPERTY AND EQUIPMENT, NET                       2,551,734      2,124,227
OTHER ASSETS, NET                                      1,150,617         20,745
NOTES RECEIVABLE                                    125,869              0
                                                 ----------     ----------
   Total assets                                 $11,837,399    $ 5,227,628
                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                $ 1,526,894    $   609,331
Accrued liabilities                                      635,109        125,349
Taxes payable                                             62,252         40,567
Note payable, related party                               0         71,198
Note payable                                      1,296,271              0
Capital leases                                             2,415              0
                                                 ----------     ----------
   Total current liabilities                      3,522,941        846,445

DEFERRED TAXES                                      121,728         32,458
NOTES PAYABLE                                                  0      1,296,271
CAPITAL LEASES                                             2,634          9,248

STOCKHOLDERS' EQUITY
Common stock                                        113,516              0
Additional paid in capital - common stock         8,194,235      1,071,305
Preferred stock                                           0         15,000
Additional paid in capital - preferred stock                   0      1,397,771
Treasury stock                                           (50,000)             0
Retained earnings                                   (67,655)       559,130
                                                 ----------     ----------
   Total stockholders' equity                     8,190,096      3,043,206
                                                 ----------     ----------
Total liabilities and stockholders' equity           $11,837,399    $ 5,227,628
                                                 ==========     ==========

See notes to condensed financial statements.
4HEALTH, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                             _________________________     _________________________

                                                1996           1995           1996
     1995
                                             ----------     ----------     ----------
  ----------
Sales                                           $  3,311,507   $  3,148,956   $ 14,791,932   $  7,781,405
Cost of goods sold                                 1,284,440      1,166,060      5,780,097
   2,820,818
                                             ----------     ----------     ----------
  ----------
Gross profit                                  2,027,067      1,982,896      9,011,835
   4,960,587

Operating Expenses
Sales and marketing                                1,905,835      1,184,844      7,434,492
   2,342,833
General and administrative                      792,322        413,373      2,033,809
   1,045,294
Research and development                             136,622         47,618        290,323
      97,607
                                             ----------     ----------     ----------
  ----------
Total operating expenses                           2,834,779      1,645,835      9,758,624
   3,485,734
                                             ----------     ----------     ----------
  ----------
Net income from operations                     (807,712)       337,061       (746,789)
   1,474,853

Other income (loss), net                              52,480        (18,449)        28,228
   (54,588)
                                             ----------     ----------     ----------
  ----------
Net income (loss) before taxes                 (755,232)       318,612       (718,561)
   1,420,265

Income tax expense (credit)                     (17,137)       101,842        (91,776)
   458,923
                                             ----------     ----------     ----------
  ----------

NET INCOME (LOSS)                          $   (738,095)  $    216,770   $   (626,785)
$    961,342
                                             ==========     ==========     ==========
  ==========

Net income (loss) per common share              $      (0.06)  $       0.02   $      (0.06)
$       0.11
                                             ==========     ==========     ==========
  ==========
Weighted average shares outstanding          11,592,202      8,829,780      9,692,906
   8,717,321
                                             ==========     ==========     ==========
  ==========

See notes to condensed financial statements.
                                  4HEALTH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                    1996          1995
                                                ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $  (626,785)    $  961,342
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                       160,875         82,220
    Bad debt expense                                     0         10,000
    Loss on disposal of assets                       4,501              0
(Increase) decrease in:
      Accounts receivable                          (74,486)      (732,868)
      Inventory                                 (1,128,040)      (771,894)
      Prepaid expenses and other                  (532,199)        45,803
(Increase) decrease in:
      Accounts payable                             917,563        416,487
      Accrued liabilities                               347,158         80,018
      Taxes payable                                      12,288         39,832
                                                 ---------      ---------
Net cash from (used in) operating activities           (919,123)       130,940
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities             524,002              0
Acquisition of SGTI                                   3,639,257              0
Purchase of fixed assets                               (475,041)      (622,682)
Proceeds from note receivable                            55,956              0
                                                 ---------      ---------
Net cash from (used in) investing activities          3,744,175       (622,682)
                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock                          59,184      1,444,042
Acquisition costs                                   (454,719)             0
Repayments on borrowings                           (71,198)             0
Repayments on capital leases                             (4,199)        (4,629)
Purchase of treasury stock                         (50,000)             0
                                                 ---------      ---------
Net cash used in financing activities             (520,932)     1,439,413
                                                 ---------      ---------
NET INCREASE IN CASH                             2,304,119        947,671
CASH AND CASH EQUIVALENTS,
  at beginning of period                                919,935        274,681
                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, at end of period          $3,224,055     $1,222,352
                                                 =========      =========

See notes to condensed financial statements.
                                  4HEALTH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1:

Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement on Form S-4, dated June 27, 1996.

NOTE 2:

   On July 15, 1996, 4health, Inc., a California corporation ("Old 4Health") merged with Surgical Technologies, Inc., a Utah corporation ("Surgical"). The merger was recorded as a reverse purchase. The merger included a 2 for 4 reverse split of Surgical's common stock. The effect of the reverse stock split has been retroactively applied to the financial statements presented.

   Pursuant to the Merger Agreement, Surgical continues as the surviving corporate entity, with its name changed to "4Health, Inc."

   The Merger Agreement between Surgical and Old 4Health provided for the merger of Old 4Health with and into Surgical, pursuant to which: (a) the shares of Old 4Health common stock and the shares of Old 4Health Series A preferred stock were exchanged for approximately 9,000,000 shares of Surgical common stock, (b) each four shares of Surgical common stock issued and outstanding were converted into two shares of Surgical common stock (or 2,271,108 shares) and one warrant to purchase a share of the surviving corporation ("the Surviving Corporation") common stock at $11.00 per share (or 1,135,554 total shares), (c) the board of directors the Surviving Corporation was reconstituted to include five designees of Old 4Health and two designees of Surgical, and (d) the articles of incorporation of Surgical were amended to (i) change its name to "4Health, Inc.", (ii) increase the authorization of common stock to 30,000,000 shares (iii) add a "fair price" provision in the event of certain corporate transactions, and (iv) restrict the use of written consents of stockholders in lieu of meetings. The warrants may be redeemed by the Surviving Corporation at $0.01 per warrant, provided that the trading price of the underlying common stock exceeds $13.75 per share for 30 consecutive days.

   As part of the merger, all outstanding options to purchase shares of Old 4Health common stock were converted, pursuant to the Old 4Health Conversion Ratio (1.5047:1), into options to purchase shares of the Surviving Corporation at such converted exercise prices, such that the cash received by the Surviving Corporation upon exercise will be unchanged.
   Outstanding options to purchase an aggregate of 651,000 shares of Surgical common stock at a weighted average price of $2.23 per share were converted into options to purchase an aggregate of 325,000 shares of the Surviving Corporation's common stock, at a weighted average price of $4.45 per share. In addition, outstanding options to purchase an aggregate of 599,999 shares of Old 4Health common stock at a weighted average price of $6.70 per share were converted into options to purchase an aggregate 902,800 shares of the Surviving Corporation's common stock at a weighted average price of $4.45 per share.

   The number of shares of the Surviving Corporation's common stock issuable to the holders of Old 4Health common stock and Old 4Health Series A preferred stock is subject to adjustment in the event that the Surviving Corporation does not realize at least $2,000,000 in earnings, before interest and income taxes, computed in accordance with generally accepted accounting principles from exploitation of Surgical's ID Technology by increasing the number of shares of the Surviving Corporation's common stock issuable to the former Old 4Health stockholders, on a pro rata basis based on the number of shares of the Surviving Corporation's common stock issued to them in the merger, in an amount equal to the quotient calculated by dividing (a) the amount by which $2,000,000 exceeds the ID Technology earnings by (b) $4.00.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Comparison of Third Quarter 1996 to 1995

   Net sales for the three months ended September 30, 1996, increased 5.6% to $3.3 million from $3.1 million recorded in the same period a year ago. The increase is primarily the result of the introduction of the new Home Nutrition
(R) brand of products into the mass retail channel of distribution.

   Gross profit increased 2.3 % to $2.02 million for the third quarter 1996 from $1.98 million for the same period in 1995. The gross profit margin for the third quarter 1996 declined 1.7% to 61.2% from 62.9% in the third quarter 1995. Management attributes this decline to the increased investment in the distribution center in order to accommodate future projected volumes. The investment in the distribution center notwithstanding, gross profit margins held at historic levels.

   General and administrative expenses increased 92% to $792 thousand in the third quarter 1996 compared to $413 thousand in the third quarter 1995. Additionally, sales and marketing expenses increased 60% in the third quarter 1996 to $1.9 million compared to $1.2 million for the third quarter 1995. Management attributes these increases to the Company's decision to invest in infrastructure-building activities, such as upgrading its MIS system and adding new executives to its senior management team, in addition to implementing heavy, start-up marketing activities to support Undo (TM), its new mass market product under the Home Nutrition (TM) brand.

   Interest income increased significantly to $78 thousand in the third quarter 1996 from $7 thousand in the third quarter 1995, caused primarily by the large influx of cash and cash equivalents from the merger with Surgical Technologies, Inc.

   The increase in operating expenses discussed above caused a net loss of $738 thousand, or $.06 per share, for the three months ended September 30, 1996.

Comparison of Year-to-Date 1996 to 1995

   Net sales for the nine months ended September 30, 1996 increased 90.0% to $14.8 million from $7.8 million incurred in the same period a year ago. Net sales in the Nature's Secret (R) brand increased 87.5% or $6.4 million year-to-date 1996 compared to year-to-date 1995 due primarily to a large retail order, introduction of the Company's new weight control platform and further penetration into the health food store marketplace. Additional increases in net sales were reflected in a rise in overall sales of Harmony Formulas (R) as well as sales from Undo (TM).

   Gross profit increased 81.6 % to $9.0 million year-to-date 1996 from $4.9 million for the same period in 1995. Gross profit margin (as a percentage of sales) year to date in 1996 declined 2.8% when compared to year-to-date 1995. Management attributes this decline to aggressive discounting on one large sale and lower margins on the multiple vitamin program and weight control program under the Nature's Secret (R) brand.

   General and administrative expenses increased 94% or $1.0 million to $2.0 million year-to-date 1996 compared to $1.0 million year-to-date for 1995. Additionally, sales and marketing expenses increased $5.1 million, for the nine months ended September 30, 1996 to $7.4 million compared to $2.3 million for the same period in 1995. Management attributes these increases to the heavy launch oriented marketing costs and infrastructure-building activities associated with the launch of its weight control program under the Nature's Secret (R) brand and to marketing activities to support the introduction of Undo (TM).

   4Health's research and development department increased spending 197%, or $192 thousand, year-to-date 1996 compared to 1995. A new line of weight control products were introduced and the multiple vitamin program line was expanded and reformulated in 1996. Management expects this department to increase its expenditures again in 1997 as it conducts research and develops several new products for introduction in 1997.

   Interest income increased 816%, or $98 thousand, to $110 thousand year-to-date 1996 from $12 thousand year-to-date 1995. The reason for this increase was the large infusion of cash and cash equivalents from the merger with Surgical Technologies, Inc.

   The Company reported a net loss of $627 thousand, or $.06 per share, for the nine months ended September 30, 1996, primarily as a result of a significant increase in operating expenses discussed above.

   The Company's strategy is to remain focused on long term, sales growth. This will require strategic marketing spending to support Undo (TM) throughout the balance of 1996 and 1997. In addition, the Company will provide marketing funding to support new product introductions in 1997 across both the Nature's Secret (R) and Home Nutrition (TM) brands. Management believes that implementing this system of strategic marketing spending is the most effective approach to achieving steady sustained growth in sales during 1997, however, this may result in additional losses in near term reporting periods.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents position at September 30, 1996, was $3.2 million compared to $.9 million on December 31, 1995. The $2.3 million increase in cash and cash equivalents position resulted primarily from cash acquired from Surgical Technologies pursuant to the merger (see Note 2 to Financial Statements and Condensed Statements of Cash Flows). The Company has working capital of $4.4 million with a 2.2 to 1 working capital ratio.

   Inventories were valued at $2.5 million at September 30, 1996 as compared to $1.0 million at December 31, 1995, or $1.5 million, which represents 150% increase. The growth in inventories is due primarily to a build-up for anticipated future sales growth, entry into the mass market distribution channel and inventory acquired in the merger with Surgical Technologies, Inc.

   The $1,296,000 note payable is the mortgage on the corporate headquarters building. It is due March 25, 1997 and as such has been reclassified as a current asset. Management intends to refinance the mortgage on a long-term basis prior to its maturity.

   Former Surgical stockholders were issued 1,135,554 Warrants and, if exercised at an $11.00 exercise price, could generate $12.5 million in cash for the Company. These Warrants expire 18 months from the issuance date of July 15, 1996 and likelihood of them being exercised is dependent on the performance of the Company's common stock. The likelihood of exercise will increase as the stock price exceeds $11.00 per share. Currently, the stock price is below the $11.00 exercise price.

   The Company's future capital requirements will depend on many factors, most of which cannot be predicted, including the nature and timing of orders from customers, collection of accounts on trade sales, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, the timing and ability of the Company to increase sales beyond its break even point, and the status of competitive products.

   Management believes that its working capital may not be sufficient to fund anticipated sales growth over the next 12 months. Accordingly, management will seek sources of additional capital via a sale of debt or equity or a combination thereof. While Management believes that additional capital will be available, there can be no assurance that any additional financing will be available on acceptable terms. Obviously, the inability to obtain such financing could have material adverse financial consequences. Reference is also hereby made to the risk factors identified in the Company's Proxy Statement, dated June 27, 1996, commencing at page 21, included in the Company's registration statement on Form S-4, SEC file No. 333-3243.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In May of 1996, the Company became aware of the use of the trademark "Take Charge", for which the Company had applied for a federally registered trademark (the "Mark"), by a company in western Virginia, Ultra Nutrition International, Inc. On July 3, 1996, the Company filed an action, 4Health, Inc. vs. Ultra Nutrition International, Inc. (96-2-1618), in the United States District Court for the District of Colorado for a declaratory judgment to establish the Company's right to continue using the Mark. On July 19, 1996, Ultra Nutrition International, Inc., filed an action, Ultra Nutrition International, Inc. vs. 4Health, Inc.(96-0048-C), in the United States District Court for the Western District of Virginia, alleging that the Company's use of the Mark was in violation of the rights of Ultra Nutrition International, Inc., and seeking damages relating to the use of the Mark by the Company and injunctive relief to prohibit use of the Mark by the Company. On August 9, 1996, Ultra Nutrition International, Inc., amended its complaint to add as a defendant one of the Company's customers, General Nutrition, Inc., ("GNC"). Thereafter, GNC filed a cross-claim against the Company for breach of contract and fraud, asserting its rights to damages and recission with respect to those items of product bearing the Mark which GNC had purchased from the Company. The Company tendered defense of the action to its insurance carrier, U.S. Fire, and the carrier accepted the defense of the action, reserving its rights under the applicable policy.

   The Company answered the amended complaint, asserting that its rights to the Mark were superior to those of Ultra Nutrition International, Inc., that it acted in good faith and that no damages or other relief was available. With respect to the cross-claim, the Company has not yet entered a responsive pleading (which is on extension to November 12, 1996) but anticipates filing a responsive pleading which will assert that the Company did not violate any obligations toward GNC and that GNC is not entitled to any relief.

   On October 8, 1996, the Company entered into a negotiated settlement with Ultra Nutrition International, Inc., which involved the payment of certain funds to Ultra Nutrition International, Inc. by the Company's insurance carrier, and the immediate cessation by the Company of the use of the Mark in certain advertisements, and the cessation (after ten months) of the sale of products bearing the Mark to retailers. The settlement provides for a dismissal with prejudice of the action against the Company by Ultra Nutrition International, Inc. However, no settlement has been reached with respect to the cross-claim against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following matters were submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders held on July 15, 1996. The total number of shares present, in person or by proxy, and entitled to vote at the annual meeting was 4,542,216. For each proposal, the number of shares voting for and against, the number of shares abstaining, if any, and the number of broker non-votes, if any, are set forth below:

1. Approval of an Agreement and Plan of Merger (see Note 2 to the Financial Statements) and, in connection therewith, election of the following individuals to the board of directors of the Surviving Corporation: R. Lindsey Duncan, Richard B. Carlock, Cheryl M. Wheeler, Henry S. Stone, David A. Melman, Todd B. Crosland, and Rockwell D. Schutjer. In addition, amendment of the Company's articles of incorporation to: change its name to "4Health, Inc.,"; increase the authorization of new common stock to 30,000,000 shares; add a "fair price" provision in the event of certain corporation transactions; and restrict the use of written consents of stockholders in lieu of meetings.

For:              2,571,265
Against:                     0
Abstain:                100
Non-Vote:         1,970,851

2. Adoption of the 1996 Long-Term Stock Incentive Plan.

For:              2,498,648
Against:                72,617
Abstain:                100
Non-Vote:         1,970,851

3. If the transaction contemplated by the Merger Agreement had not been completed for any reason, to elect Todd B. Crosland as a director to serve until the 1999 annual meeting and until his successor is elected and qualified.

For:              2,571,035
Against:                     0
Abstain:                330
Non-Vote:         1,970,851

4. If the transaction contemplated by the Merger Agreement had not been completed for any reason, to elect Rockwell D. Schutjer as a director to serve until the 1999 annual meeting and until his successor is elected and qualified:

For:              2,316,619
Against:                     0
Abstain:                330
Non-Vote:         2,225,267

ITEM 5.  OTHER INFORMATION

   Mr. Richard B. Carlock, Vice President Finance and Chief Financial Officer of the Company, has advised the Company that he intends to leave the Company by year-end, for personal reasons. The Company has undertaken a search to find his replacement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

 2.01 Agreement and Plan of Merger dated April 10, 1996, by and between 4Health, Inc., and Surgical Technologies, Inc., as amended June 4, 1996. Incorporated by reference from the Company's registration statement on Form S-4 filed with Commission, SEC File No. 333-3243.

 2.02 Asset Purchase Agreement dated November 30, 1995, by and between Microtek Medical, Inc., and Surgical Technologies, Inc., incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1995.

 2.03 Acquisition Agreement dated effective January 1, 1996, by and between Rex Industries Acquisition Corporation and Rex Industries, Inc., incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1995.

 3.01 Articles of Incorporation incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

 3.02 Bylaws incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

 4.01 Form of Warrant Agreement, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

 4.02 Form of Sale Restriction Agreement, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.01 Form of Directors' Options, incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC File No. 33-31863.

10.02 1989 Stock Option and Stock Award Plan, incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC File No. 33-31863.

10.03 1991 Directors' Stock Option Plan, incorporated by reference from the Company's registration statement on Form S-1 filed with the Commission, SEC File No. 33-31863.

10.04 Directors' Stock Option Plan, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1992.

10.05 Technology Purchase Agreement between Ellis E. Williams, Professional Medical, Inc., and Surgical Technologies, Inc., February 4, 1993, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.06 Patent Cross-License Agreement between Utah Medical Products, Inc., and Professional Medical, Inc., dated February 9, 1993, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.07 Form of Promissory Note in the amount of $1,000,000 payable to First Interstate Bank, dated August 16, 1994, incorporated by reference from the Company's report on Form 10-Q for the quarter ended December 31, 1995.

10.08 Deed of Trust Note and Related Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing, dated April 8, 1994, in the principal amount of $1,000,000 due Standard Insurance Company, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.09 Stock Purchase Agreement dated May 6, 1994, between Surgical Technologies, Inc., and Benitex, A.G., incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.10 Real Estate Contract dated February 2, 1994, between Surgical Technologies, Inc., and Rex Crosland related to the facilities at 2801 South Decker Lake Lane, Salt Lake City, Utah, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.11 Asset Purchase Agreement between Milwaukee Acquisition Company, Insulation Distributors, Inc., and Surgical Technologies, Inc., effective September 30, 1993, incorporated by reference from the Company's report on Form 10-K for the year ended March 31, 1993.

10.12 All-Inclusive Promissory Note and related All-Inclusive Trust Deed, relating to sale of building and property, dated March 31, 1995, in the principal amount of $981,375.32, incorporated by reference from the Company's report on Form 10-Q for the quarter ended December 31, 1995.

10.13 1996 Long-Term Stock Incentive Plan, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.14 Form of Option granted to Surgical directors, officers, and employees with related schedule, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.15 Form of Option granted to Todd B. Crosland, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.16 Form of Option granted to Rockwell D. Schutjer, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.17 Form of Proprietary Information, Inventions, and Non-Competition Agreement between 4Health and R. Lindsey Duncan, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

10.18 Form of Employment Agreement between the Surviving Corporation and Rockwell D. Schutjer, incorporated by reference from the Company's registration statement on Form S-4 filed with the Commission, SEC File No. 333-3243.

27.01  This filing


(b)     REPORTS ON FORM 8-K

        Reference is made to a report filed on Form 8-K dated October 29, 1996, in order to effect a change in the Company's fiscal year end from March 31 to December 31.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            4HEALTH, INC.

Dated: November 7, 1996          By: /s/ R. LINDSEY DUNCAN
                                -----------------------
                                R. Lindsey Duncan
                                President and Chief
                                Executive Officer

                            By: /s/ RICHARD B. CARLOCK
                                -----------------------
                                Richard B. Carlock
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)

                            By: /s/ SCOTT W. LUSK
                                -----------------------
                                Scott W. Lusk
                                Controller