Form 10-K
period 1996-12-31
4 HEALTH INC
filed 1997-03-31
CIK 857353

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

           [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM     TO

                                4HEALTH, INC.
               (Exact name of registrant as specified in its charter)

                     Utah                           87-046822
           ------------------------   -----------------------------------
           (State of incorporation)   (I.R.S. Employer Identification No.)

                              5485 Conestoga Court
                            Boulder, Colorado  80301
                    (Address of principal executive offices)
                  Registrant's telephone number:  (303) 546-6306
                         Commission file number 0-18160

       Securities registered pursuant to Section 12(b) of the Act:  NONE
             Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $.01 per share
                      --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes:  ___X___   No: _______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 21, 1997, 11,382,801 shares of the registrant's Common Stock, par value $0.01, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $30,054,101 (computed based upon the closing price for the Common Stock on the Nasdaq National Market on that date.)

                   DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1997 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                             4HEALTH, INC.
                           INDEX TO FORM 10-K

                                                                           Page
PART I.                                                                    ----
-------

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II.
--------

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

Item 6.   Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
--------

Item 10.  Directors of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

Signature Page

PART I

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including, without limitation, those regarding the Company's financial position, business, marketing and product introduction and development plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risks Related to the Business of 4Health," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1. BUSINESS

General

     4Health, Inc.("4Health" or the "Company"), a Utah corporation, formerly known as Surgical Technologies, Inc. ("Surgical"), is the successor to 4health, Inc., a California corporation originally formed in February, 1993 by R. Lindsey Duncan, which merged into Surgical on July 15, 1997, pursuant to which Surgical changed its name to "4Health, Inc." The merger was recorded as a reverse purchase. (See Note 1. to the Financial Statements.) The Company is a supplier and formulator of vitamins and nutritional supplements which are designed and formulated to address the dietary needs of the general public. 4Health's products are produced solely from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals.

Products

     4Health is of the opinion that its product formulas are proprietary and cannot be duplicated without the master recipes, which are secured in safekeeping. The Company attempts to protect its products and formulas with, among other things, "non-disclosure/non-competition" agreements with its manufacturers and employees and trademark protection. The formulations of 4Health's products were developed by the Company's founder and chief executive officer, R. Lindsey Duncan, a nutritionist certified by the National Institute of Nutritional Education.

     4Health's products that are sold through health food stores, under the proprietary brand name "Nature's Secret-Registered Trademark-", accounted for approximately 90% of 4Health's 1996 total sales. The Company also has a proprietary line of products that it sells to health care practitioners under the "Harmony Formulas-Registered Trademark-" label. Sales of Harmony Formulas-Registered Trademark- comprised approximately 6% of the Company's total sales in 1996.

     In the Fall of 1996, 4Health introduced a line a products directed at the mass food and drug market. These products are currently marketed under the name "Lindsey Duncan's Home Nutrition.-TM-" Sales from the Lindsey Duncan's Home Nutrition-TM- line accounted for 4% of 4Health's total sales in 1996.

Manufacturing and Supply Sources

     All of 4Health's products are manufactured by third party suppliers pursuant to the Company's specifications and proprietary recipes. Prior to selecting a manufacturer to produce its products, 4Health reviews the manufacturer's raw material sources, quality assurance procedures, and reliability to assure that the proposed manufacturer meets the Company's criteria. All of the companies that manufacture for 4Health are required to meet strict manufacturing standards required by the FDA, and the Company believes that it benefits from such regulation in the overall quality of the products manufactured by such regulated entities. To date, the Company has relied exclusively on domestic manufacturers in order to facilitate quality assurance monitoring.

     4Health places purchase orders with its suppliers for individual product manufacturing lots for delivery of packaged and labeled products to the Company's distribution center in Broomfield, Colorado. 4Health has no long-term manufacturing agreements with any of its suppliers, but purchases manufactured lots pursuant to individual purchase orders. Currently, the Company utilizes six separate manufacturers and believes that there are other qualified manufacturers that would meet quality assurance requirements if alternative manufacturing sources were required. 4Health maintains an inventory of approximately 60 to 90 days of anticipated demand and to date has not experienced material shortages of manufactured products for delivery.
 All ingredients in the Company's products are generally available from a number of alternative sources, although certain of the ingredients, such as those based on agricultural products, are subject to seasonal availability to a limited degree.

Marketing and Sales

     4Health principally markets its products through retail health food stores, including vitamin and natural foods grocery stores with vitamin aisles, and alternative health care providers such as chiropractors and nutritionists. In 1996, the Company also began marketing a distinct new line of products to the mass food and drug market.

     Products are introduced to retail outlets through advertising of 4Health products in national nutrition magazines, trade magazines, and the Company's telemarketing staff and outside sales force which contacts retail outlet representatives to introduce 4Health's products and to provide continuing product education and sales support. Through product incentives, 4Health encourages retail outlet employees to utilize 4Health's products personally in order to become familiar with their use and benefits as a basis for recommending the products to customers. Traditionally, the Company's products have emphasized quality rather than price, especially with regards to the health food store market. The products designed for the mass food and drug market have different formulations which allow the products to be priced for the more value-conscious buyer.

Employees

     4Health has 94 employees, including 4 executive officers, 27 individuals in general administrative, 38 individuals in sales and marketing, 21 individuals in operations, and 5 individuals in research and development.
The Company's employees are not represented by a collective bargaining organization, and 4Health is not aware of any efforts to organize any such collective bargaining unit. 4Health has not experienced any work stoppages or slow-downs.

Risks Related to the Business of 4Health

     Limited Operating History

     Since 4Health was organized in February of 1993, it has introduced a number of its products and established initial marketing outlets through health food stores and health care providers. The Company anticipates to substantially expand current distribution channels, introduce new products, enter new markets, and in general to expand its activities and operations. Because of the nature of any such expansion, the accompanying results of operations for previous periods may not necessarily be indicative of the results of operations in the future. While 4Health has been successful in expanding its markets and distributors to date, it has been in operation for a limited amount of time, and there can be no assurance that it will be able to successfully continue to expand in the future.

     Government Regulations

     The processing, formulation, packaging, labeling and advertising of 4Health's products are subject to regulation by one or more agencies. Although Congress has recently recognized the potential impact of dietary supplements in promoting good health by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA") which severely limits the Food and Drug Administration's ("FDA")jurisdiction in regulating dietary supplements, there is no way to predict the potential effect of DSHEA. Further, because of the technical requirements imposed by DSHEA, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance. The FDA has recently proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those regulations or proposed changes will become law or the effect that such regulations or proposed changes, if implemented, will have on the business and operations of 4Health.

     Expanded 4Health Marketing Effort

     4Health has been expanding marketing activities to increase the level of awareness of the Company's products, to increase the number of specialty health food stores, health care providers and food, drug and mass merchandisers that carry its products, and to introduce new products into distribution channels. 4Health will devote management and financial resources to this marketing expansion, and there can be no assurance that this marketing effort will result in sufficient increases in revenues to overcome related costs or result in a financial return to 4Health.

     Concentration of Customers

     4Health received approximately 30% of its revenues from a single customer during 1996, General Nutritional Centers ("GNC"). 4Health does not have any long-term contractual relationship with GNC or any other customers. The loss of this customer would have a serious adverse impact on the business of 4Health. (See "Item 3. Legal Proceedings" herein.)

     Reliance on Limited Number of Products

     4Health currently offers approximately 20 products and derived more than 35% of its revenues during 1996 from the sale of one product, Ultimate Cleanse-TM-. As a result of the limited number of products from which the Company derives its revenue, the risks associated with 4Health's business increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the Company.

     Competition

     Competition in the nutritional supplement industry is vigorous with a large number of businesses engaged in the industry. In connection with an anticipated expansion into the food, drug and mass merchandise market, 4Health will face competition from vitamin and other health related products that will be competing for the same shelf space. Many of the competitors have established reputations for successfully developing and marketing nutritional supplement products. Many of such companies have greater financial, managerial, and technical resources than 4Health, which may put the Company at a competitive disadvantage. If 4Health is not successful in competing in those markets, it may not be able to recognize its business objectives.

     Dependence on Management

     4Health is dependent on its management, particularly R. Lindsey Duncan, founder and chief executive officer, for all of its business activities, including the development of new products and the advancement of 4Health's identity and recognition in the nutritional supplement industry. Except for an intellectual property and non-compete agreement with Mr. Duncan, 4Health has no long-term agreement with any executive officer or key employee.

     No Long-Term Contracts with Manufacturers or Distributors

     4Health purchases all of its products from third-party manufacturers pursuant to purchase orders issued from time to time by 4Health but without any long-term manufacturing agreements. In the event that a current manufacturer is unable to meet the Company's manufacturing and delivery requirements at some time in the future, 4Health may suffer interruptions of delivery of certain products while it establishes an alternative source.

     Customer Guaranty of Satisfaction; Right of Return

     In an effort to build customer confidence and satisfaction, 4Health warrants satisfaction and grants to its customers the right of return for full credit any product that is unsatisfactory to the customer or that is shelf-worn or stale merchandise. Although the Company has had this policy since its inception and experienced product returns of only approximately 3% of gross sales in 1996, there can be no assurance that such a policy will not result in additional product returns in the future as 4Health expands and enters new markets.

     Potential Trademark Infringement

     The conduct of 4Health's business, in common with other sellers of branded consumer products, may involve from time to time potential liability for trademark infringement. The Company is engaged on a continuing basis in developing brand names for its new products, securing trademark protection for brand names and copyright protection for associated materials, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights. Prior to commencing advertising and sales of products under a newly developed brand name, 4Health seeks to minimize the risks of potentially infringing the rights of third parties by conducting trade and service mark searches and other inquiries in addition to filing publicly for trademark protection of the brand name and copyright protection for associated advertising materials and labeling. The Company registers for its principal product lines as well as its principal products. Notwithstanding such efforts, there can be no assurance that the Company will not suffer adverse financial consequences as a result of legally established third party claims to first use of trade or service marks used by 4Health. (See "Item 3. Legal Proceedings.")

ITEM 2. PROPERTIES

     The Company's principal offices are located at 5485 Conestoga Court, Boulder, Colorado in a Company owned building which houses all business activities other than distribution and has excess space for growth. The following table sets forth information regarding the Company's facilities:

           Location               Size                     Function
           --------               ----                     --------

       Boulder, Colorado     28,000 sq. ft.         Corporate headquarters

     Broomfield, Colorado    22,600 sq. ft.    Distribution center and warehouse


     During fiscal year 1996, the Boulder facility was mortgaged through the previous owner. Pursuant to its terms, this mortgage was scheduled to expire on March 25, 1997. A re-financing of the Boulder facility was completed prior to that date and the new mortgage is carried by Standard Insurance Company. (See Note 3 to the Financial Statements.) The Broomfield distribution center is under a three year lease which became effective January 1, 1996 and expires December 31, 1998, at an annual rental of $84,750. The lease has a renewal option for another three years. 4Health believes both facilities are adequate in capacity and condition to satisfy growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In May of 1996, the Company became aware of the use of the trademark "Take Charge", for which the Company had applied for a federally registered trademark (the "Mark"), by a company in Virginia, Ultra Nutrition International, Inc. On July 3, 1996, the Company filed an action, 4Health, Inc. vs. Ultra Nutrition International, Inc. (96-2-1618), in the United States District Court for the District of Colorado for a declaratory judgment to establish the Company's right to continue using the Mark. On July 19, 1996, Ultra Nutrition International, Inc., filed an action, Ultra Nutrition International, Inc. vs. 4Health, Inc.(96-0048-C), in the United States District Court for the Western District of Virginia, alleging that the Company's use of the Mark was in violation of the rights of Ultra Nutrition International, Inc., and seeking damages relating to the use of the Mark by the Company and injunctive relief to prohibit use of the Mark by the Company. On August 9, 1996, Ultra Nutrition International, Inc., amended its complaint to add as a defendant one of the Company's customers, General Nutrition, Inc., ("GNC"). Thereafter, GNC filed a cross-claim against the Company for breach of contract and fraud, asserting its rights to damages and recission with respect to those items of product bearing the Mark which GNC had purchased from the Company. The Company tendered defense of the action to its insurance carrier, U.S. Fire, and the carrier accepted the defense of the action, reserving its rights under the applicable policy.

     The Company answered the amended complaint, asserting that its rights to the Mark were superior to those of Ultra Nutrition International, Inc., that it acted in good faith and that no damages or other relief was available. With respect to the cross-claim of GNC, the Company filed an answer asserting that the Company did not violate any obligations toward GNC and that GNC is not entitled to any relief.

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

     In February, 1997, the Company entered into a negotiated settlement with GNC which involved supplying certain 4Health products free of charge to GNC, taking back certain inventory from GNC, and abandoning certain claims brought against GNC in a separate lawsuit filed by 4Health in Colorado on January 30, 1997. In return, GNC agreed to dismiss certain of its cross-claims with prejudice and agreed to a covenant not to sue with respect to the remaining claims. As a consequence, all claims between GNC and 4Health have now been resolved. 4Health has demanded that its insurance carrier, U.S. Fire, reimburse it for the costs associated with the settlement. To date, U.S. Fire has denied any obligation to 4Health in connection with the GNC claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

Executive Officers of the Registrant

     The following table lists the names, ages, and positions of the Company's executive officers and other significant employees.

--------------------------------------------------------------------------------
            Name                     Age                    Position
--------------------------------------------------------------------------------
     R. Lindsey Duncan                34          Chairman of the Board, Chief
                                                  Executive Officer, President
     Cheryl M. Wheeler                36          Secretary and Director
     Scott W. Lusk                    39          Controller
     Rockwell D. Schutjer             50          Director and Director of the
                                                  Surgical Technologies Division

     R. LINDSEY DUNCAN, the founder of 4Health, is a nutritionist certified by the National Institute of Nutritional Education, an industry accrediting body. Since the mid-1980s, he has owned, operated, and been the principal nutritionist of Home Nutrition Clinic, Santa Monica, California. In January 1988, Mr. Duncan began formulating his own nutritional supplements. In 1993, he organized 4Health and contributed the nutritional supplements to it in exchange for Common Stock. Mr. Duncan is a member of the National Nutritional Foods Association, the American Herbal Products Association, and the Herb Research Foundation.

     CHERYL M. WHEELER, a marketing manager at the Company, coordinates Mr. Duncan's industry seminars, speeches, and other public appearance and related marketing activities. Ms. Wheeler is a nutritionist certified by the National Institute of Nutritional Education. For in excess of five years prior to her joining the Company, Ms. Wheeler was a nutritionist, a professional stuntwoman, and martial arts expert.

     SCOTT W. LUSK, has held the position of Controller at 4Health since September of 1995. He has fifteen years of experience in wholesale, distribution, retail sales, and computer networking. Mr. Lusk received a bachelor of science degree in accounting from the University of Northern Colorado and is a certified public accountant.

     ROCKWELL D. SCHUTJER, a co-founder of Surgical Technologies, Inc., has served as a director since its inception. Mr. Schutjer currently serves as Director of Surgical Technologies, a division of 4Health, Inc. Mr. Schutjer received his bachelor of science degree in business finance from the University of Utah. After the Merger, Mr. Schutjer was elected to 4Health's board of directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     4Health's Common Stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the stock symbol HHHH on July 16, 1996. (Prior to that date, the Company was known as Surgical Technologies, Inc. with stock trading under the symbol SGTI. The prior trading history of Surgical has not been included herein because it does not reflect the results of the merger or the changed nature of the Company's business since the merger. See Note 1. to the Financial Statements.) The range of high and low stock prices reported for the period between July 16, 1996 and the end of the fiscal year on December 31, 1996 appear in the following table:

                Fiscal Year      Quarter        High          Low
                -----------      -------        ----          ---

                    1996           3rd         $17.125       $5.00

                    1996           4th         $7.375        $5.375

     As of March 21, 1997, there were approximately 175 record holders of the Company's Common Stock. This relatively small number is probably the result of a large number of shares being held in "street name."

     The market price of the Company's Common Stock has fluctuated significantly in the third quarter and early in the fourth quarter of 1996 since the merger with Surgical in July 1996. The market price of Common Stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial performance, the results of the Company's marketing and sales efforts, general conditions in the dietary and nutritional supplements industry, changes in analysts' estimates of the Company's financial performance, conditions in the financial markets or other factors which are currently unforeseen by management. There can be no assurance that the market price for the Common Stock will not decline from current levels, or otherwise not be subject to significant fluctuations in the future.

Dividend Policy

     4Health has never paid any cash dividends. For the foreseeable future, the Board of Directors intends to retain all of the Company's earnings for use in the expansion of the Company's business.

Registrar and Transfer Agent

     Effective February 13, 1997, 4Health terminated the services of Zions First National Bank as transfer agent for the Common Stock as well as warrant agent for the Company's warrants (stock symbol HHHHW) which are publicly traded the Nasdaq National Market tier of The Nasdaq Stock Market. 4Health has appointed as the new transfer and warrant agent American Securities Transfer and Trust, 938 Quail Street, Suite 101, Lakewood, CO, 80215-5513, telephone number (303)234-5300.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the four years in the period ended December 31, 1996 (from inception on February 17, 1993) have been derived from the audited financial statements of the Company included herein ("Financial Statements".) The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report.

                                          Years ending December 31,
                                      from inception (February 17, 1993)
                                    (in thousands, except per share data)
                                    -------------------------------------

                                   1993        1994        1995        1996
INCOME STATEMENT DATA
  Net sales                       $  270     $ 2,076     $10,434      $17,352
  Gross profit                       182       1,332       6,631       10,427
  Operating (loss) income             (7)       (131)      1,131       (2,553)
  Interest expense, net               (6)         (5)        (63)          38
                                  -------------------------------------------
 (Loss)income before income
    taxes                            (13)       (136)      1,068       (2,515)
  Income taxes                         1          (2)       (360)          26
                                  -------------------------------------------
  Net (loss) income                  (12)       (138)        708       (2,489)
                                  -------------------------------------------
                                  -------------------------------------------
PER SHARE DATA
  Net (loss) income                (.002)      (.019)        .08         (.25)

  Weighted average shares
     outstanding               6,018,680   7,334,729   8,707,214    9,896,822

                                 Years ending December 31,
                               -----------------------------
BALANCE SHEET DATA                  1995             1996
                               -----------------------------
  Working capital                $  2,237          $  3,977
  Total assets                      5,228             9,290
  Long-term debt                    1,296             1,276
  Shareholders' equity              3,043             6,362


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth, for years 1994, 1995 and 1996, certain items from the Company's Statements of Operations included elsewhere herein, expressed as a percentage of net sales.

                                             Years ending December 31,
                                        --------------------------------------
                                          1994          1995            1996
                                          ----          ----            ----
Net Sales                                100.0%        100.0%          100.0%
Cost of sales                             35.9%         36.4%           39.9%
                                        -------       -------         -------
Gross Profit                              64.1%         63.6%           60.1%
General and administrative expenses       29.3%         14.2%           17.1%
Sales and marketing expenses              39.4%         37.1%           55.4%
Research and development                   1.7%          1.5%            2.3%
                                        -------       -------         -------
Income (loss) from operations             (6.3%)        10.8%          (14.7%)
Other income (expense), net               (0.2%)        (0.6%)           0.2%
                                        -------       -------         -------
Income (loss) before income taxes         (6.5%)        10.2%          (14.5%)
(Provision) benefit for income taxes      (0.1%)        (3.4%)           0.2%
                                        -------       -------         -------

Net income (loss)                         (6.6%)         6.8%          (14.3%)
                                        -------       -------         -------
                                        -------       -------         -------

1996 Compared to 1995

     Net sales increased $6.9 million or 66%, from $10.4 million to $17.3 million. Net sales in the Nature's Secret-Registered Trademark- brand increased $5.7 million or 58%, from $9.8 million to $15.5 million, due primarily to a large sale to a major customer. Sales of the Lindsey Duncan's Home Nutrition-TM- brand into the mass retail channel was $.7 million of new business in 1996 and net sales in the Harmony Formulas-Registered Trademark-brand increased $.3 million or 43%, from $.7 million to $1.0 million, due primarily to increased sales and marketing efforts.

     Gross profit increased 57% or $3.8 million from $6.6 million in 1995 to $10.4 million in 1996. The gross profit margin in 1996 declined 3.5 % from 63.6% in 1995 to 60.1%. Management attributes this decline to introduction of new products with gross margins less than historical averages.

     General and administrative expenses increased 100% to $3.0 million in 1996 compared to $1.5 million in 1995. As a percent of net sales, these expenses increased 3% from 14.1% in 1995 to 17.1% in 1996. Management attributes these increases to the Company's decision to build the corporate infrastructure by adding new executives and managers, expenses related to operating as a publicly held company and legal fees in connection with a dispute with a major customer. Additionally, sales and marketing expenses increased $5.7 million or 148% from $3.9 million in 1995 to $9.6 million in 1996. As a percentage of sales, sales and marketing expense increased 18.3% from 37.1% in 1995 to 55.4% in 1996. Increased selling and advertising expenses to support the Nature's Secret and Home Nutrition brands accounted for 38% of this increase. The build-up of the outside sales forces, sales management and personnel for both brands accounted for another 35% of the increase. Selling and marketing expenses, such as television advertising and large scale demonstrations related to the large sale to a major customer explained another 23% of the increase.

     Research and development costs increased 178% from $.1 million in 1995 to $.4 million in 1996. As a percent of net sales, these expenses increased less than 1%. Development of new products and clinical studies related to new and existing products accounts for this increase. Management expects this department to increase its expenditures again in 1997 in order to do continued research and develop new products.

1995 Compared to 1994

     Net sales, for the year ended December 31, 1995, increased 402% to $10.4 million from $2.1 million for the year ended December 31, 1994. This increase was primarily due to a significant market penetration of health food stores from approximately 2,000 in 1994 to 5,400 active accounts by the end of 1995. Included in these stores, is a large chain of approximately 1,600 health food stores which carries only one of 4Health's products. Sales to this customer accounted for 12.8% of total revenues in 1995. An additional contributor to 4Health's revenue growth, was the launch of its Ultimate Multi-TM- product in July of 1995 which accounted for 7.5% of total sales to health food stores.

     Gross profit for the year ended December 31, 1995 increased 398% to $6.6 million from $1.3 million for the year ended December 31, 1995. Gross margin declined .5% to 63.6% in 1995 from 64.1% in fiscal 1994. Management attributes this decline to its automation and building up of infrastructure, primarily in its distribution center, to prepare for higher volumes. Most customers orders are fulfilled and shipped within 24 hours of receipt.

     General and administrative expenses increased 143% in the year ended December 31, 1995 compared to the same period for 1994, however, as a percentage of sales, general and administrative expenses declined to 14.2% of net sales in 1995 compared to 29.3% in 1994. Management attributes this increase in spending to building infrastructure to remain competitive and to provide superior customer service. Sales and marketing expenses increased 374% in 1995 to $3.9 million up from $.8 million in 1994, however, as a percentage of sales, this spending declined to 37.1% in 1995 from 39.4% in 1994. 4Health incurred $1.4 million in advertising expenditures in 1995 compared to $.15 million in 1994 and increased its staffing and infrastructure of the sales and marketing departments by increasing its outside sales force and adding other supporting activities. 4Health's research and development spending increased $.1 million. Only one new product was launched in 1995.

     Interest expense results from the $1.3 million loan on 4Health's building which was outstanding for twelve months in 1995 at 7.5% interest compared to only seven months in 1994 at an interest rate of 3.5%.

1994 Compared to the Period from Inception (February 17, 1993) to December 31, 1993 (fiscal 1993)

     Net sales increased 670% in the year ended December 31, 1994 to $2.1 million from $.3 million in the year ended December 31, 1993. 4Health attributes its growth in 1994 to rapid penetration in health food stores, an increase in new products offered and rapid acceptance of its primary product, Ultimate Cleanse. 4Health accomplished this through increasing its inside sales force.

     Gross profits increased 631% in 1994 to $1.3 million from $.2 million in fiscal 1993. Profit margins declined to 64.1% in 1994 from 67.6% in fiscal 1993 as a natural result of a change of product mix when new products were added in 1994.

     General and administrative costs, sales and marketing costs, and research and development costs all increased significantly in 1994 compared to 1993 primarily as a result of building infrastructure to accommodate supporting activities to sales growth. Such 1994 activities include moving to a larger facility in the spring of 1994, increasing advertising expenditures, increasing the sales force and the accounting department, and increasing 4Health's computer and telephone facilities.

     Interest expense increased in 1994 as a result of adding the mortgage loan to 4Health's balance sheet in the Spring of 1994, which bore interest at 3.5%.

     4Health does not believe that any recently enacted or presently pending proposed environmental legislation will have a material adverse effect on its results of operations.

     Certain of 4Health's products have seasonal popularity, with somewhat increased appeal in the first two quarters of each year with some decline in volume in the fourth quarter of the calendar year. The Company believes that the impact of this seasonality can be at least partially offset by the introduction of new products and through marketing programs promoting public awareness of the need for year-round health products.

     The Company is involved in various legal matters that arise out of the normal course of business. The Company's management believes it has meritorious defenses to all lawsuits and that such matters will not have a material adverse affect on the Company's financial position or results of its operations.

     The Company believes that inflation does not have a material effect on the sale of 4Health products.

Liquidity and Capital Resources

     In 1996, as a result of the merger with Surgical, the Company received cash and cash equivalents of $3.6 million. In 1995, the Company raised $1.5 million of cash from the net proceeds of the sale of preferred stock. In 1994, the Company raised $1.0 million of cash from the net proceeds of the sale of Common Stock. The Company has used these proceeds to finance its growth and expansion in those years.

     The Company's cash and cash equivalents position at December 31, 1996, was $1.1 million compared to $.9 million on December 31, 1995. The Company has working capital of $3.9 million with a 3.7 to 1 working capital ratio at December 31, 1996.

     Inventories were valued at $2.5 million at December 31, 1996 as compared to $1.0 million at December 31, 1995, which represents a 150% increase or $1.5 million. The growth in inventories is due primarily to a build-up for anticipated future sales growth, entry into the mass market distribution channel and inventory acquired in the merger with Surgical.

     The Company has a deferred tax asset that increased 912% to $.3 million at December 31, 1996. This increase is due primarily to an increase in accrued liabilities.

     Notes receivable increased $.2 million to $.3 million on December 31, 1996 from $.1 million on December 31, 1995 as a result of the merger with Surgical.

     Capital expenditures for the year ended December 31, 1996 were $.6 million compared to $.7 million in 1995. For the year ended December 31, 1994, capital expenditures were $1.6 million of which $1.3 million was related to the purchase of land and its corporate headquarters building. The Company borrowed $1.3 million for the purchase of these facilities and the note including principal and any unpaid interest was due March 25, 1997. On February 20, 1997, the Company refinanced this debt for an additional five years. Accordingly, this note will be due on February 20, 2002 including any unpaid principal and interest.

     Other assets, totaling $1.0 million at December 31, 1996, consists primarily of goodwill related to the merger with Surgical.

     Accounts payable and accrued liabilities increased $.6 million and is related primarily to amounts due suppliers for inventory, unpaid advertising and promotion costs, and unpaid legal fees.

     An additional $12.5 million in cash could be generated for the Company if Common Stock Purchase Warrants issued to former Surgical stockholders are exercised. A total of 1,135,554 Warrants were issued with an exercise price of $11.00. These Warrants expire 18 months from the issuance date of July 15, 1996 and the likelihood of them being exercised is dependent on the performance of the Company's Common Stock. The likelihood of exercise will increase as the stock price exceeds $11.00 per share. Currently, the stock is trading at approximately $5.50 per share.

     The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, the ability of the Company to increase sales beyond the break even point and the status of competitive products.

     Management believes that its working capital may not be sufficient to fund anticipated sales growth over the next 12 months. Accordingly, management will seek sources of additional capital via financial institution borrowing or sale of debt or equity securities or a combination thereof. While Management believes additional capital will be available, there can be no assurance that additional financing will be available at acceptable terms to the Company. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are filed with this report as pages F-1 through F-20 following the signature page.

     Report of Independent Public Accountants
     Balance Sheet
     Statements of Operations
     Statements of Shareholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not made any changes in accountants. The Company does not have any disagreement with accountants regarding accounting or financial disclosure.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K relating to directors appears under the caption "Election of Directors" in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") as filed with the Securities Exchange Commission (the "Commission") is hereby incorporated herein by reference. Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the Proxy Statement as filed with the Commission within 120 days after the close of the year ended December 31, 1996 is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" contained in the Proxy as filed with the Commission within 120 days after the close of the year ended December 31, 1996 is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Securities Ownership of Management" contained in the Proxy Statement as filed with the Commission within 120 days after the close of the year ended December 31, 1996 is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement as filed with the Commission within 120 days after the close of the year ended December 31, 1996 is hereby incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Financial Statements (and Financial Statement Schedules) at page 24 of this Form 10-K.

     (2) Financial Data Schedule. All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were not required under the instructions contained in Regulation S-X.

     (3)  Exhibits.  See Exhibit Index at page 20 of this Form 10-K.

(b) No reports on Form 8-K were filed for the three-month period ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 1997                  4HEALTH, INC.


                                       By:  /s/ R. Lindsey Duncan
                                           ------------------------
                                       R. Lindsey Duncan
                                       President and Chief Executive
                                       Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                        Title                  Date
        ---------                        -----                  ----

/s/ R. Lindsey Duncan
-------------------------
R. Lindsey Duncan              Director and Chairman of     March 27, 1997
                               the Board, President and
                               Chief Executive Officer
                               (Principal Executive
                               Officer)

/s/ Scott W. Lusk
-------------------------
Scott W. Lusk                  Controller (Principal        March 27, 1997
                               Financial and Accounting
                               Officer)

/s/ Cheryl M. Wheeler
-------------------------
Cheryl M. Wheeler              Director and Secretary       March 27, 1997

/s/ David A. Melman
-------------------------
David A. Melman                Director                     March 27, 1997

/s/ Todd B. Crosland
-------------------------
Todd B. Crosland               Director                     March 27, 1997


-------------------------
Rockwell D. Schutjer         Director                       March 27, 1997

                           EXHIBIT INDEX

            SEC
Exhibit  Reference
 Number    Number             Title of Document               Location
-----------------------------------------------------------------------------
                   Plan of Acquisition, Reorganization,
 Item 2.           Liquidation, or Succession
-----------------------------------------------------------------------------
  2.01       2     Agreement and Plan of Merger dated      Incorporated by
                   April 10, 1996, by and between           Reference (2)
                   4health, Inc., and Surgical
                   Technologies, Inc. as amended June 4,
                   1996

  2.02       2     Asset Purchase Agreement dated          Incorporated by
                   November 30, 1995, by and between        Reference (1)
                   Microtek Medical, Inc., and Surgical
                   Technologies, Inc.

  2.03       2     Acquisition Agreement dated effective   Incorporated by
                   January 1, 1996, by and between Rex      Reference (1)
                   Industries Acquisition Corporation and
                   Rex Industries, Inc.

 Item 3.           Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------
  3.01       3     Articles of Incorporation of Surgical   Incorporated by
                   Subsidiary, Inc., a Utah Corporation     Reference (4)
                   now known as Surgical Technologies,
                   Inc.

  3.02       3     Articles of Merger and related Plan of  Incorporated by
                   Merger                                   Reference (4)

  3.03       3     Bylaws                                  Incorporated by
                                                            Reference (4)

  3.04       3     Articles of Merger and related Plan of  Incorporated by
                   Merger                                   Reference (2)


                   Instruments Defining the Rights of
 Item 4.           Security Holders
-----------------------------------------------------------------------------
  4.01       4     Form of Warrant Agreement between       Incorporated by
                   4Health, Inc. and Zions First National   Reference (2)
                   Bank with related form of Warrant

  4.02       4     Form of Sale Restriction Agreement      Incorporated by
                   respecting shareholders of both          Reference (2)
                   Surgical Technologies, Inc., and
                   4Health, Inc.

            SEC
Exhibit  Reference
 Number    Number             Title of Document               Location
-----------------------------------------------------------------------------
  4.03       4     Form of Consent, Approval, and          Incorporated by
                   Irrevocable Proxy respecting certain     Reference (2)
                   Surgical stockholders with related
                   schedule

  4.04       4     Form of Consent, Approval, and          Incorporated by
                   Irrevocable Proxy respecting certain     Reference (2)
                   4Health stockholders with related
                   schedule

  4.05       4     Specimen Common Stock Certificate       Incorporated by
                                                            Reference (2)

  4.06       4     Specimen Warrant Certificate            Incorporated by
                                                            Reference (2)


Item 10.           Material Contracts
-----------------------------------------------------------------------------
  10.01      10    Form of Directors' Options              Incorporated by
                                                            Reference (1)*

  10.02      10    Stock Option and Stock Award Plan       Incorporated by
                                                            Reference (1)*

  10.03      10    1991 Directors' Stock Option Plan       Incorporated by
                                                            Reference (1)*

  10.04      10    Directors' Stock Option Plan            Incorporated by
                                                            Reference (3)*

  10.05      10    Technology Purchase Agreement between   Incorporated by
                   Ellis E. Williams, Professional          Reference (4)
                   Medical, Inc., and Surgical
                   Technologies, Inc., dated February 4,
                   1993

  10.06      10    Patent Cross-License Agreement between  Incorporated by
                   Utah Medical Products, Inc., and         Reference (4)
                   Professional Medical, Inc., dated
                   February 9, 1993

  10.07      10    Form of Promissory Note in the amount   Incorporated by
                   of $1,000,000 payable to First           Reference (5)
                   Interstate Bank, dated August 16, 1994

            SEC
Exhibit  Reference
 Number    Number             Title of Document               Location
-----------------------------------------------------------------------------
  10.08      10    Deed of Trust Note and related Deed of  Incorporated by
                   Trust, Assignment of Rents, Security     Reference (4)
                   Agreement, and Fixture Filing, dated
                   April 8, 1994, in the principal amount
                   of $1,000,000 due Standard Insurance
                   Company

  10.09      10    Stock Purchase Agreement dated May 6,   Incorporated by
                   1994, between Surgical Technologies,     Reference (4)
                   Inc., and Benitex, A.G.

  10.10      10    Real Estate Contract dated February 2,  Incorporated by
                   1994, between Surgical Technologies,     Reference (4)
                   Inc. and Rex Crosland related to the
                   facilities at 2801 South Decker Lake
                   Lane, Salt Lake City, Utah

  10.11      10    Asset Purchase Agreement between        Incorporated by
                   Milwaukee Acquisition Company,           Reference (4)
                   Insulation Distributors, Inc., and
                   Surgical Technologies, Inc., effective
                   September 30, 1993

  10.12      10    All-Inclusive Promissory Note and       Incorporated by
                   related All-Inclusive Trust Deed,        Reference (5)
                   relating to sale of building and
                   property, dated March 31, 1995, in the
                   principal amount of $981,375.32

  10.13      10    1996 Long-Term Stock Incentive Plan     Incorporated by
                                                            Reference (2)

  10.14      10    Form of $2.00 option granted to         Incorporated by
                   Surgical directors, officers, and        Reference (2)*
                   employees with related schedule

  10.15      10    Form of Option granted to Todd B.       Incorporated by
                   Crosland                                 Reference (2)*

  10.16      10    Form of Option granted to Rockwell D.   Incorporated by
                   Schutjer                                 Reference (2)*

            SEC
Exhibit  Reference
 Number    Number             Title of Document               Location
-----------------------------------------------------------------------------
  10.17      10    Form of Proprietary Information,        Incorporated by
                   Inventions, and Non-Competition          Reference (2)
                   Agreement between 4Health and R.
                   Lindsey Duncan

  10.18      10    Form of Employment Agreement between    Incorporated by
                   the Surviving Corporation and Rockwell   Reference (2) *
                   D. Schutjer

  10.19      10    Deed of Trust Note and related Deed of    Appendix A
                   Trust, Assignment of Rents, Security
                   Agreement, and Fixture Filing, dated
                   February 20, 1997, in the principal
                   amount of $1,350,000 due Standard
                   Insurance Company

Item 27.           Financial Data Schedule
-----------------------------------------------------------------------------
  27.01      27    Financial Data Schedule                   Appendix A

------------------
 (1) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
 (2) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
 (3) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
 (4) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
 (5) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.

* Represents a management contract, compensatory plan or arrangement required to be filed as an exhibit.

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . F-1

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . F-8

                              ARTHUR ANDERSEN LLP





                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of 4Health, Inc.:

     We have audited the accompanying balance sheets of 4Health, Inc. (a Utah corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Health, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP



Denver, Colorado
  March 11, 1997

                                   4Health, Inc.
                                   Balance Sheets
                    As of December 31, 1996 and December 31, 1995


                                                         12/31/96      12/31/95
                                                        ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents                             $1,086,168    $  919,935
  Accounts receivable, net of allowance for
    doubtful accounts of $23,296 and $30,859,
    respectively                                         1,105,207       974,621
  Inventories                                            2,534,881       977,890
  Deferred tax asset                                       313,872        31,005
  Prepaid expenses                                         171,138       129,205
  Note receivable, related party                           -              50,000
  Notes receivable, net allowance of $300,000              265,819       -
                                                        ----------    ----------
    Total Current Assets                                 5,477,085     3,082,656

PROPERTY AND EQUIPMENT, NET                              2,559,629     2,124,227
OTHER ASSETS, NET                                        1,136,531        20,745
NOTES RECEIVABLE                                           116,308       -
                                                        ----------    ----------
    Total Assets                                        $9,289,553    $5,227,628
                                                        ----------    ----------
                                                        ----------    ----------
CURRENT LIABILITIES
  Accounts payable                                      $  484,079    $  609,331
  Accrued liabilities                                      878,025       125,349
  Taxes payable                                            113,833        40,567
  Note Payable, related party                              -              71,198
  Note Payable, current portion                             20,555       -
  Capital leases                                             3,733       -
                                                        ----------    ----------
    Total Current Liabilities                            1,500,225       846,445

DEFERRED TAXES                                             152,112        32,458
NOTE PAYABLE                                             1,275,716     1,296,271
CAPITAL LEASES                                             -               9,248

COMMITMENTS AND CONTINGENCIES (Note 8 and 9)

STOCKHOLDERS' EQUITY
  Common stock                                             114,603        87,147
  Additional paid in capital                             8,226,844     2,381,929
  Preferred stock                                          -              15,000
  Treasury stock                                           (50,000)      -
  Retained (deficit) earnings                           (1,929,947)      559,130
                                                        ----------    ----------
  Total Stockholders' Equity                             6,361,500     3,043,206

                                                        ----------    ----------
  Total Liabilities and Stockholders' Equity            $9,289,553    $5,227,628
                                                        ----------    ----------
                                                        ----------    ----------

          The accompanying notes are an integral part of these balance sheets.

                                   4Health, Inc.
                              Statements of Operations
                For the years ended December 31, 1996, 1995 and 1994

                                         1996            1995          1994
                                     ------------    -----------    ----------

Net sales                             $17,351,829    $10,434,022    $2,076,902

Cost of goods sold                      6,924,473      3,802,877       744,584
                                     ------------    -----------    ----------
Gross profit                           10,427,356      6,631,145     1,332,318

Operating expenses:
Sales and marketing                     9,606,085      3,873,466       817,766
Research and development                  414,998        149,366        37,061
General and administrative              2,959,631      1,476,986       608,182
                                     ------------    -----------    ----------

                                       12,980,714      5,499,818     1,463,009
                                     ------------    -----------    ----------

(Loss) income from operations          (2,553,358)     1,131,327      (130,691)

Other income (expense):
Interest income                           146,592         27,542        43,371
Interest expense                         (108,486)       (90,467)      (48,117)
                                     ------------    -----------    ----------

                                           38,106        (62,925)       (4,746)
                                     ------------    -----------    ----------
Net (loss) income before
  provision for income taxes           (2,515,252)     1,068,402      (135,437)

Income tax benefit
  (provision)                              26,175       (359,723)       (2,183)
                                     ------------    -----------    ----------

NET (LOSS) INCOME                    $ (2,489,077)   $   708,679    $ (137,620)
                                     ------------    -----------    ----------
                                     ------------    -----------    ----------
Net (loss) income per
  common share                       $       (.25)   $       .08    $    (.019)
                                     ------------    -----------    ----------
                                     ------------    -----------    ----------
Weighted Average Common
 Shares Outstanding                     9,896,822      8,707,214     7,334,729


           The accompanying notes are an integral part of these statements.

                                        4Health, Inc.
                              Statements of Stockholders' Equity
                       For the years ended December 31, 1996, 1995, and 1994

                                                                       Additional
                                   Preferred             Common         Paid-in        Treasury
                                     Stock               Stock          Capital         Stock                           Total
                               ----------------------------------------------------------------------                 Stock-
                             Common Stock                                                                 Retained    holders'
                             Equivalent                                                                   Earnings    Equity
                                 Shares  Amount    Shares   Amount       Amount    Shares  Amount         (Deficit)   (Deficit)
                               ---------------------------------------------------------------------------------------------------
BALANCES, December 31, 1993        -     $  -      6,018,680 $  60,187  $(30,187)      -    $   -          $(11,929)   $  18,071

Issuance of stock for cash
 net of offering costs of
 $41,467                           -        -      2,579,435    25,794    932,739      -        -              -         958,533
Stock grants for prior and future
  services                         -        -         60,187       602     22,731      -        -              -          23,333
Issuance of stock to a director
for services                       -        -         45,140       451     28,988      -        -              -          29,439
Net loss                           -        -           -         -          -         -        -          (137,620)    (137,620)
                               ---------------------------------------------------------------------------------------------------
BALANCES, December 31, 1994        -        -      8,703,442    87,034    954,271      -        -          (149,549)     891,756

Issuance of Series A Convertible
  Preferred stock for cash
  net of offering costs of
  $87,229 consisting of
  cash and common stock          376,167  15,000      11,285      113   1,427,658     -        -              -        1,442,771
Net income                          -        -         -       -               -      -        -            708,679      708,679
                               ---------------------------------------------------------------------------------------------------
BALANCES, December 31, 1995      376,167  15,000   8,714,727   87,147   2,381,929     -        -            559,130    3,043,206


                                        4Health, Inc.
                              Statements of Stockholders' Equity
                       For the years ended December 31, 1996, 1995, and 1994
                                          Continued

                                                                       Additional
                                   Preferred            Common          Paid-in         Treasury
                                     Stock               Stock          Capital         Stock                           Total
                               ----------------------------------------------------------------------                 Stock-
                             Common Stock                                                                 Retained    holders'
                             Equivalent                                                                   Earnings    Equity
                                 Shares  Amount    Shares    Amount      Amount     Shares   Amount        (Deficit)   (Deficit)
                               ---------------------------------------------------------------------------------------------------
BALANCES, December 31, 1995     376,167   15,000  8,714,727     87,147  2,381,929     -       -            559,130    3,043,206
Conversion of a $50,000
  share-holder note receivable
  for Treasury Stock               -         -        -           -          -      90,890  (50,000)          -         (50,000)
Conversion of Series A
  Convertible Preferred        (376,167) (15,000)   376,167      3,762     11,238     -       -               -            -
Common stock issued in
  merger with Surgical
  Technologies Inc                 -         -    2,271,108     22,711  5,738,947     -       -               -       5,761,658
Issuance of common stock to
  employees for options
  exercised for cash               -         -       15,043        150     62,301     -       -               -          62,451

Issuance of common stock to
  director for options
  exercised in a cashless
  swap                             -         -       66,250        662       (662)    -       -               -            -
Issuance of common stock to
  officer for options
  exercised for cash and
  options swapped                  -         -       17,079        171     33,091     -       -               -          33,262

Net loss                           -         -         -          -          -        -       -         (2,489,077)  (2,489,077)
                               ---------------------------------------------------------------------------------------------------

                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------
BALANCES, December 31, 1996        -      $  -   11,460,374   $114,603 $8,226,844  90,890 $(50,000)    $(1,929,947)  $6,361,500
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                           Statements of Cash Flows
             For the years ended December 31, 1996, 1995 and 1994

                                        1996          1995          1994
                                    -----------    ----------    ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss (income)                   $(2,489,077)    $ 708,679    $ (137,620)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization         234,867       122,401        31,927
  Loss on disposal of assets              7,444        33,927         6,420
(Increase) decrease in:
  Accounts receivable                   (54,168)     (723,462)     (254,672)
  Inventory                          (1,166,483)     (584,420)     (326,867)
  Prepaid expenses and other
   assets                              (147,580)      (52,118)      (85,537)
  Deferred income tax assets           (231,862)      (31,005)        2,183
Increase(decrease) in:
  Accounts Payable                     (125,252)      311,852       260,156
  Accrued interest payable                 -            4,984        11,750
  Accrued liabilities                   558,913        84,920        12,798
  Taxes payable                          63,868       (24,495)       63,845
  Deferred income liability              61,547        32,458          -
                                    -----------    ----------    ----------
Net cash used in operating
 activities                          (3,287,783)     (116,279)     (415,617)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from sale of marketable
 securities                             524,002          -             -
Acquisition of Surgical               3,639,257          -             -
Technologies
Purchase of fixed assets               (532,754)     (689,030)   (1,608,958)
Proceeds from asset dispositions        -              11,205
Proceeds from note receivable           262,062          -             -
                                    -----------    ----------    ----------
Net cash from (used in) investing
 activities                           3,892,567      (677,825)   (1,608,958)


CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from Preferred Stock              -        1,500,000          -
Preferred Stock issuance costs             -          (57,229)         -
Proceeds from common stock               95,713          -        1,011,305
Acquisitions costs                     (457,551)         -             -
Borrowings on long-term debt               -             -        1,607,368
Repayments on borrowings                (71,198)         -         (324,373)
Repayments on capital leases             (5,515)       (3,413)         -
                                    -----------    ----------    ----------
Net cash (used in) from financing
 activities                            (438,551)    1,439,358     2,294,300
                                    -----------    ----------    ----------
NET INCREASE IN CASH                    166,233       645,254       269,725

CASH AND CASH EQUIVALENTS, at
 beginning of period                    919,935       274,681         4,956
                                    -----------    ----------    ----------

CASH AND CASH EQUIVALENTS, at end
 of period                           $1,086,168      $919,935      $274,681
                                    -----------    ----------    ----------
                                    -----------    ----------    ----------

         The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                           Statements of Cash Flows
             For the years ended December 31, 1996, 1995 and 1994
                                   Continued

                                                            1996          1995          1994
                                                        -----------    ----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for
   income taxes                                         $      800      $443,769           -
  Cash paid during the year for
   interest                                                 98,527        83,735         25,308

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

During 1996, assets and liabilities
 acquired in connection with the
 reverse purchase of
  Surgical Technologies, Inc.
   (see Note 1):
    Cash and cash equivalents                           $3,639,257
    Marketable securities                                  524,002
    Accounts receivable                                     76,419
    Inventories                                            390,508
    Deferred tax asset                                      51,005
    Property and equipment                                 117,842
    Other assets                                         1,037,257
    Notes receivable                                       644,189
    Accounts payable                                      (193,765)
    Taxes payable                                           (9,398)
    Deferred tax liability                                 (58,107)
                                                       -----------

    Net assets acquired                                  6,219,209
    Less acquisition costs                                (457,551)
                                                       -----------
    Net equity issued                                  $ 5,761,658

During 1996, a $50,000 note receivable from a shareholder was canceled in exchange for 90,890 shares of common stock received from the shareholder.

During 1995, for services relating to the sale of preferred stock, the Company issued 11,285 shares of common stock to a director. The fair value was estimated to be approximately
  $30,000.

During 1994, the Company entered into capital leases totaling $13,485 for the lease of new equipment.

         The accompanying notes are an integral part of these statements.

                                   4Health, Inc.
                            Notes to Financial Statements
                             December 31, 1996 and 1995


(1)  ORGANIZATION AND BUSINESS ACTIVITY

     ORGANIZATION

4health, Inc. was incorporated in California and commenced operations on February 17, 1993. 4health, Inc. acquired Nature's Secret, a vitamin and health food supplement company, on February 17, 1993, by issuing 4,000,000 shares of common stock to R. Lindsey Duncan, 4health's president, founder and majority stockholder.

On July 15, 1996, 4health, Inc. ("Old 4Health"), a California corporation, merged with Surgical Technologies, Inc., ("Surgical") a Utah corporation. The merger was recorded as a reverse purchase. The merger included a two for four reverse split of Surgical's common stock. Pursuant to the Merger Agreement, Surgical continues as the surviving corporate entity, with its name changed to "4Health, Inc." (the "Company").

The Merger Agreement between Surgical and Old 4Health provided for the merger of Old 4Health with and into Surgical, pursuant to which: (a) the shares of Old 4Health common stock and the shares of Old 4Health Series A preferred stock were exchanged for approximately 9,000,000 shares of Surgical common stock, (b) each four shares of Surgical common stock issued and outstanding were converted into two shares of Surgical common stock (or 2,271,108 shares) and one warrant to purchase a share of the Company's common stock at $11.00 per share (or 1,135,554 total shares), (c) the board of directors of the Company was reconstituted to include five designees of Old 4Health and two designees of Surgical, and (d) the articles of incorporation of Surgical were amended to (i) change its name to 4Health, Inc., (ii) increase the authorization of common stock to 30,000,000 shares (iii) add a "fair price" provision in the event of certain corporate transactions, and (iv) restrict the use of written consents of stockholders in lieu of meetings. The warrants may be redeemed by the Company at $0.01 per warrant, provided that the trading price of the underlying common stock exceeds $13.75 per share for 30 consecutive days.

As part of the merger, all outstanding options to purchase shares of Old 4Health common stock were converted, pursuant to the Old 4Health conversion ratio (1.50467:1), into options to purchase shares of the Company at such converted exercise prices, such that the cash received by the Company upon exercise will be unchanged.

Outstanding options to purchase an aggregate of 651,000 shares of Surgical common stock at a weighted average exercise price of $2.23 per share were converted into options to purchase an aggregate of 325,000 shares of the Company's common stock, at a weighted average exercise price of $4.45 per share. In addition, outstanding options to purchase an aggregate of

599,999 shares of Old 4Health common stock at a weighted average exercise price of $6.70 per share were converted into options to purchase an aggregate 902,800 shares of the Company's common stock at a weighted average exercise price of $4.45 per share from exploitation of Surgicals ID Techonology.

The number of shares of the Company's common stock issuable to the holders of Old 4Health common stock and Old 4Health Series A preferred stock is subject to adjustment in the event that the Company does not realize at least $2,000,000 in earnings, before interest and income taxes, during the twelve month period following the merger. The adjustment, if any, will increase the number of shares of the Company's common stock issuable to the former Old 4Health stockholders, on a pro rata basis based on the number of shares of the Company's common stock issued to them in the merger, in an amount equal to the quotient calculated by dividing (a) the amount by which $2,000,000 exceeds the ID Technology earnings by (b) $4.00.

Historical financial statements presented are those of 4Health, Inc., with historical shareholders' equity retroactively restated for the equivalent number of shares received in the merger. Earnings per share for periods prior to the merger are restated to reflect those equivalent shares.

     UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma condensed statements of operations are based only on 4Health's historical statements of operations for the 12 months ended December 31, 1996 and 1995, because, as a result of the sale of Surgical's specialty metals fabrication business segment and its disposable surgical pack and drape manufacturing product lines, the continuing operations of Surgical subsequent to the Merger will be relatively insignificant compared to the continuing operations of 4Health. Accordingly, the accompanying unaudited pro forma condensed statements of operations reflect only the historical operations of 4Health, adjusted for the impact of the Merger. The adjustment to the accompanying unaudited pro forma condensed statement of operations reflects a $69,600 amortization of intangibles for both 1996 and 1995, related to the Merger, based upon a 15 year estimated life. The unaudited pro forma condensed combined financial statements give effect to the transaction using the purchase method of accounting, with 4Health treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Surviving Corporation, assuming the merger was completed on January 1, 1995.

          Unaudited Pro Forma Condensed Statements of Operations
          For the Twelve Months Ended December 31, 1996 and 1995

                                                  1996               1995
                                             --------------    ---------------
     Revenues                                $   17,351,829    $    10,434,022

     Cost of revenues                             6,924,473          3,802,877
                                             --------------    ---------------
       Gross margin                              10,427,356          6,631,145
     Selling, general, and
       administrative costs                      13,025,782          5,569,418
     Other income (expense), net                     38,106            (62,925)
                                             --------------    ---------------
       Income before income taxes                (2,560,320)           998,802
     Income tax benefit (provision)                  26,175           (359,723)
                                             --------------    ---------------
     Net (loss) income                       $   (2,534,145)   $       639,079
                                             --------------    ---------------
                                             --------------    ---------------
     Net (loss) income per common share              $ (.26)            $  .07
                                             --------------    ---------------
                                             --------------    ---------------
     Weighted average shares                      9,896,822          8,707,214
       outstanding

     BUSINESS ACTIVITY

The Company wholesales vitamins and health food supplements developed by Lindsey Duncan under the brand names of Nature's Secret-Registered Trademark-, Harmony Formulas-Registered Trademark-, Lindsey Duncan's Home Nutrition-TM-, and Martial Arts Nutrition-TM-. Nature's Secret products are marketed through retail outlets for the health food industry, Harmony Formulas products are marketed to health care practitioners throughout the U.S., and Lindsey Duncan's Home Nutrition products are marketed through the mass market. The products are formulated to appeal to the general public and address overall health considerations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with original maturity dates of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balance with two financial institutions, in the form of demand deposits and money market accounts.

The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for estimated credit losses. Its accounts receivable balances are
primarily domestic.   The Company had one principal customer which accounted for approximately 30% of its total revenue for the year ending December 31, 1996 and 13% for the year ending December 31, 1995.

     OTHER ASSETS

Included in other assets is unamortized goodwill resulting from the Merger (see Note 1) of approximately $269,000 and the ID Technology acquired from Surgical valued at approximately $750,000. These intangible assets are being amortized using the straight line method over a period of 15 years. Related amortization expense totaled $24,532 for the year ending December 31, 1996.

     INVENTORIES

Inventories consist primarily of vitamins and health food supplements and are valued at the lower of first-in, first-out cost or net realizable value. As of December 31, 1996 and 1995, all of the Company's inventory consisted of purchased finished goods.

     PROPERTY AND EQUIPMENT

Property and equipment additions, as well as major renewals and improvements to property and equipment, are capitalized at cost while repairs and maintenance costs which do not improve or extend the life of the respective assets are expensed when incurred. Depreciation and amortization is provided using the straight-line method at rates based on estimated useful lives which range from 3.5 to 39 years. Property and equipment consisted of the following at December 31:

                                                  1996              1995
                                              ------------      ------------
     Land                                     $    270,000      $    270,000
     Buildings and improvements                  1,567,444         1,390,219
     Machinery and equipment                       201,036            52,078
     Furniture, fixtures and equipment             868,757           552,772
                                              ------------      ------------
                                                 2,907,237         2,265,069
     Less-Accumulated depreciation                (347,608)         (140,842)
                                              ------------      ------------
                                              $  2,559,629      $  2,124,227
                                              ------------      ------------
                                              ------------      ------------

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation. The Statement defines a fair value-based method of accounting for an employees stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the Statement had been applied. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. The Company adopted SFAS No. 123 during 1996. The Company has elected to make pro forma disclosures as allowed by SFAS No. 123. (See Note 6.)

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, effective for the Company in 1996, establishes standards for the measurement of impairment of long-lived assets to be held and used, and those to be disposed of. In the opinion of management, the adoption of SFAS No. 121 was not material to the results of operation or net assets of the Company.

     REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term trade receivables and payables and long-term debt. The carrying values of cash and short-term trade receivables and payables approximate fair value. The fair value of long-term notes payable is estimated based on current rates available for debt with similar credit risk, yield and maturity and at December 31, 1996 and 1995 approximate the carrying value.

     NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. The effect of outstanding options and other common stock equivalents are immaterial for 1995 and antidillutive for 1996 and are thus not considered.

     INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

     ESTIMATES MADE BY MANAGEMENT

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

(3)  NOTE PAYABLE

On March 25, 1994, the Company borrowed a total of $1,296,271 for the purchase of the land and corporate headquarters building. The loan was secured by the deed of trust. Payments of interest only were payable monthly at a rate of 3% per annum for the first year of the loan and at a rate of 7.5% per annum thereafter until three years from the date of the loan. Subsequent to year end, the Company refinanced the building loan for five years. Payments of principal and interest of $11,503 are due monthly with the remaining balance due at the end of year five. Interest is calculated at the rate of 8.25% per year.

The amount of the note payable maturing in the next five years is as follows:

         1997                               $     20,555
         1998                                     29,455
         1999                                     31,978
         2000                                     34,718
         2001                                     37,693
      Thereafter                               1,141,872
                                            ------------
                  Total                     $  1,296,271
                                            ------------
                                            ------------

(4)  NOTES RECEIVABLE

As of December 31, 1996, notes receivable consisted of the following:

     Note receivable from a third party for certain
     assets, interest bearing at 8%, with interest
     and principal due on January 31, 1997.                   $     250,000
     Subsequent to year end, the note receivable was extended to be due on September 1, 1997, as mutually agreed by the parties.

     Note receivable from a third party for the
     purchase of certain assets, interest bearing
     at 10% through February 16, 1999, secured by
     purchased assets                                               132,127
                                                              -------------
                                                              $     382,127
     Less current portion                                           265,819
                                                              -------------
     Long-term Notes Receivable                               $     116,308
                                                              -------------
                                                              -------------

(5)  RELATED PARTY TRANSACTIONS

     LOAN PAYABLE

The majority shareholder loaned the Company $200,000 during 1994 for the down payment required on the purchase of the corporate headquarters building. The loan was unsecured and bore interest at 7.0% and was due by March 31, 1997. At December 31, 1995, $71,198 was outstanding. The remaining balance was paid in 1996. Interest expense of $2,492 and $4,983 has been recorded during fiscal 1996 and 1995, respectively.

     NOTE RECEIVABLE

In January 1995, the Company loaned $50,000 to a shareholder which remained outstanding at December 31, 1995, but for which the Company received treasury stock during 1996. (See Note 6.)

(6)  STOCKHOLDERS' EQUITY

     TREASURY STOCK

In 1996, the note receivable previously outstanding from a shareholder was exchanged for 60,405 shares of common stock received from the shareholder. (See
Note 5.)

     ISSUANCE OF STOCK

During 1995, Old 4Health sold 15,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), $1.00 par value, at $100.00 per share for gross proceeds of $1,500,000. The Company used the funds for working capital and investment purposes. The Company also issued 7,500 shares of common stock valued at $30,000 to a director of the Board in exchange for services related to consummating the preferred stock offering effected in 1995.

In 1996, in conjunction with the merger transaction (see Note 1), all 5,731,381 shares of Old 4Health common stock and all 15,000 shares of Old 4Health Series A Convertible Preferred Stock outstanding were converted into an aggregate of approximately 9,000,000 shares of common stock, split at a rate of 1.50467 to 1 for common stock and at 25.07782 to 1 for the preferred stock. Further, 2,271,108 shares of common stock were issued to holders of Surgical common stock. Shares of 4Health common stock and preferred stock and treasury stock have been retroactively restated to reflect the equivalent number of shares received in the merger, as presented in the statements of Stockholders Equity.

Subsequent to the merger, 98,372 shares were issued as a result of options exercised by employees, an officer and a director of the Company, at exercise prices ranging from $3.32 to $4.15 per share.

     WARRANTS

As part of the Merger transaction, warrants were issued to holders of Surgical common stock at the rate of one warrant per four shares of Surgical common stock held. Each warrant entitles the holder to acquire one share of the Company's common stock at an exercise price of $11.00 per share, for a period of 18 months. Compensation expense of $223,243, as calculated for SFAS No. 123, related to the warrants, is included in the pro forma information presented below.

     STOCK OPTION PLAN

In 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"), whereby certain eligible employees were granted options. The Option Plan allowed issuance of incentive stock options and non-qualified options. The Option Plan was administered by a committee designated by the Board of Directors. The exercise price of incentive stock options was not to be less than the stock's fair market value on the date of grant. The Option Plan allowed the granting of up to an aggregate of 600,000 options which were generally to become exercisable over a one-year period.

Upon consummation of the merger, the aforementioned Option Plan was terminated. The Long-Term Stock Incentive Plan ("LTSIP") as previously sponsored by Surgical was adopted. The LTSIP allows issuance of incentive stock options and non-qualified stock options and is administered by the Long-Term Stock Incentive Plan Administration Committee of the Board of Directors. The LTSIP can authorize an aggregate of 3,250,000 shares of new common stock. The option price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of the grant.

All outstanding 4Health options were canceled/reissued pursuant to the Merger. Options reissued under the LTSIP were issued giving effect to the rate at which common stock was split, as noted above, times the number of options previously held.

A summary of stock options activity for the years ended December 31, 1995 and 1996 is as follows, including retroactive treatment of the stock split:

                                              Number of      Weighted Average
                                                Shares        Exercise Price
                                            -------------    ----------------
     Balance, December 31, 1994                 -                    -

        Granted                                  279,869           $4.57
        Exercised                               -                    -
        Canceled                                   4,514           $4.15
                                            -------------
     Balance, December 31, 1995                  275,355           $4.57

        Granted                                1,211,814           $4.37
        Exercised                                172,622           $3.91
        Canceled                                 448,444           $4.93
                                             -----------
     Balance, December 31, 1996                  866,103           $4.35
                                             -----------
                                             -----------
     Options exercisable at
        December 31, 1995                       -                    -
        December 31, 1996                        498,478           $4.01

     Weighted average fair value of
      granted options during
        1995                                    -                  $2.29
        1996                                    -                  $0.56



The following table summarizes information about the options outstanding at December 31, 1996:

                      Options Outstanding              Options Exercisable
              ------------------------------------  --------------------------
                              Weighted
                               Average    Weighted                   Weighted
   Range of      Number       Remaining    Average      Number       Average
   Exercise   Outstanding    Contractual  Exercise    Exercisable    Exercise
    Prices    at 12/31/96       Life       Price      at 12/31/96     Price
------------  -----------   ------------ ----------  ------------- -----------

$3.32 - $4.98   757,860      4.17 years   $    4.08     494,718    $     3.98
$5.50 - $8.13   105,243      4.01 years        6.23       3,760          7.98
$8.44             3,000      4.72 years        8.44       -             -
              -----------                            -------------
   Total        866,103      4.36 years        4.35     498,478    $     4.01
              -----------                            -------------
              -----------                            -------------

As noted in Note 2, the Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. The Company recorded no compensation expense during 1996 and 1995 related to APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1996 and 1995, using the Black-Scholes pricing model and the following weighted average assumptions:

                                              1996                 1995
                                          ------------         ------------
     Risk-free interest rate                  5.60%               6.27%
     Expected dividend yield                  0.0%                 0.0%
     Expected lives outstanding             1.5 years           2.7 years
     Expected volatility                     58.44%               58.44%


To estimate lives of options for this valuation, it was assumed options will be exercised one year after becoming fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility was based on an approximation of similar companies' volatility. Actual volatility of the Company's common stock varies. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $1,164,173 and $427,837 for the years ended December 31, 1996 and 1995, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $1,037,949 and $265,069 for 1996 and 1995, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net (loss) income and pro forma net
(loss) income per common share would have been reported as follows:

                                               1996             1995
                                          ------------      -----------
     Net (loss) income:
                As reported               $ (2,489,077)        $708,679
                                          ------------      -----------
                                          ------------      -----------
                Pro forma                 $ (3,527,026)        $532,938
                                          ------------      -----------
                                          ------------      -----------
     EPS:       As reported (Note 2)          $ (.25)           $ .08
                                          ------------      -----------
                                          ------------      -----------
                Pro forma (Note 2)            $ (.35)           $ .06
                                          ------------      -----------
                                          ------------      -----------

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

(7)  INCOME TAXES

The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following:

                                                        1996           1995
                                                      ---------     ----------
     DEFERRED TAX ASSETS:
       Allowance for bad debt                         $   9,085     $   12,035
       Accrued liabilities                               36,733         18,970
       Inventory reserve                                 50,505          -

       Sales reserve                                    156,000          -
       Net operating loss carryforward                2,433,050          -
                                                      ---------     ----------
          Total deferred tax assets                   2,685,373         31,005

     DEFERRED TAX LIABILITIES:
       Tax over book depreciation/amortization         (152,112)       (32,458)
                                                      ---------     ----------
          Net deferred tax asset (liability),         2,533,261         (1,453)
            before valuation reserve

       Valuation reserve                             (2,371,501)         -
                                                      ---------     ----------
          Net deferred tax asset (liability)         $  161,760     $   (1,453)
                                                      ---------     ----------
                                                      ---------     ----------


The change in beginning and ending deferred tax asset and liability accounts does not equal the current year deferred tax benefit as a result of deferred tax assets acquired in the merger.

As of December 31, 1995, the Company had no net operating loss carryforward. The Company provided a valuation allowance to offset the majority of its 1996 net operating carryforwards primarily due to its history of operating losses.

The components of the income tax (benefit) provision are as follows:

                                                  December 31,
                                ----------------------------------------------
                                   1996               1995             1994
                                ----------         ----------       ----------
Current
  Federal                       $  143,340         $  319,568            -
  State                                800             38,702            -
Deferred
  Federal                         (170,315)             1,453            -
                                ----------         ----------       ----------
     Total before
      valuation reserve         $  (26,175)        $  359,723            -
                                ----------         ----------       ----------
                                ----------         ----------       ----------

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:

                                             1996         1995          1994
                                            ------       ------        ------
Statutory federal income tax rate           (34.0%)       34.0%        (34.0%)
State income taxes                           (5.0)         3.6           (4.0)
Utilization of net operating loss            34.2         (5.5)          38.0%
Short-year tax provision                      6.0          -              -
Other                                        (2.2)         1.6            -
                                            ------       ------        ------
Effective income tax rate                    (1.0%)       33.7 %          -
                                            ------       ------        ------
                                            ------       ------        ------

(8)  COMMITMENTS AND CONTINGENCIES

The Company entered into certain leases which have various expiration dates. Rental expense was $132,980, $13,612, and $5,141 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental payments applicable to these noncancelable operating leases are as follows for the years ending December 31:

                  1997                           $     135,612
                  1998                                 126,826
                  1999                                 133,560
                  2000                                 126,592
                  2001                                  96,440
                                               ----------------
                                                 $     619,030
                                               ----------------
                                               ----------------


The Company is involved in various legal matters that arise out of the normal course of business. The Company's management believes it has meritorious defenses to all lawsuits and that such matters will not have a material adverse affect on the Company's financial position or results of its operations.

(9)  SUBSEQUENT EVENT

In February, 1997, the Company entered into a negotiated settlement with General Nutrition Corporation, Inc., ("GNC") to settle all pending litigation between the two parties. The terms of the settlement include the Company supplying GNC with certain 4Health products free of charge and taking back certain other 4Health products. Estimated costs related to this settlement have been accrued by 4Health as of December 31, 1996. Further, the Company abandoned certain claims brought against GNC in Colorado on January 30, 1997 and GNC agreed to dismiss certain of its claims against the Company with prejudice and agreed to a covenant not to sue with respect to the remaining claims.

On February 25, 1997, 4Health entered into a barter agreement with Active Media Services, Inc. Under the terms of the agreement, the Company will sell to Active Media certain inventory with an approximate cost of $780,000 for which the Company will receive $2,300,000 in barter credits. The Company plans to use the barter credits through Active Media to pay for certain normal business expenditures, including but not limited to, media advertising and promotion, travel, capital purchases, and printing. These barter credits expire on August 31, 2001.

(10) SELECTED FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial information:

                                                   Quarters Ended
                            ------------------------------------------------------------
                                                        1996
                            ------------------------------------------------------------
                            December 31     September 30       June 30         March 31
                            -----------     ------------      ----------      ----------



Income statement data:
  Net sales                  $2,559,896      $3,311,507       $8,007,026      $3,473,400
  Gross profit                1,415,521       2,027,067        4,768,824       2,215,944
  (Loss) income from
    operations               (1,808,129)       (807,712)          26,671          34,253
  Other income (expense)         11,437          52,480          (13,823)        (10,429)
                            -----------     ------------      ----------      ----------
    (Loss)income
      before tax             (1,796,692)       (755,232)          12,848          23,824

Income tax (provision)
 benefit                        (65,601)         17,137           86,801         (12,162)
                            -----------     ------------      ----------      ----------

     Net (loss) income      $(1,862,293)    $  (738,095)      $   99,649      $   11,662
                            -----------     ------------      ----------      ----------
                            -----------     ------------      ----------      ----------


                                                   Quarters Ended
                            ------------------------------------------------------------
                                                        1995
                            ------------------------------------------------------------
                            December 31     September 30       June 30         March 31
                            -----------     ------------      ----------      ----------
Income statement data:
  Net sales                 $ 2,652,617     $ 3,148,956       $3,083,441      $1,549,008
  Gross profit                1,670,561       1,982,896        1,977,431       1,000,257
  (Loss) income from
    operations                 (343,530)        337,062          944,003         193,792
  Other expense                  (8,329)        (18,449)         (25,157)        (10,990)
                            -----------     ------------      ----------      ----------
    (Loss)income
      before tax               (351,859)        318,613          918,846         182,802

Income tax
 benefit (provision)             99,200        (101,842)        (297,706)        (59,375)
                            -----------     ------------      ----------      ----------
     Net (loss) income      $  (252,659)    $   216,771       $  621,140      $  123,427
                            -----------     ------------      ----------      ----------
                            -----------     ------------      ----------      ----------


                                                   Quarters Ended
                            ------------------------------------------------------------
                                                        1994
                            ------------------------------------------------------------
                            December 31     September 30       June 30         March 31
                            -----------     ------------      ----------      ----------
Income statement data:
  Net sales                 $ 1,035,261     $    640,802      $  221,785      $  179,054
  Gross profit                  647,415          409,165         152,325         123,413
  Income (loss) from
    operations                   70,075          (33,877)       (139,990)        (26,899)
  Other income (expense)         30,881          (10,001)        (20,963)         (4,663)
                            -----------     ------------      ----------      ----------

    Income (loss) before tax    100,956          (43,878)       (160,953)        (31,562)


Income tax (provision)           (2,183)          -                -               -
                            -----------     ------------      ----------      ----------
     Net (income) loss      $    98,773     $    (43,878)     $ (160,953)     $  (31,562)
                            -----------     ------------      ----------      ----------
                            -----------     ------------      ----------      ----------

                            APPENDIX A