Form 10-Q
period 1997-03-31
4 HEALTH INC
filed 1997-05-16
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                     ----------------

                         FORM 10-Q
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                   ENDED MARCH 31, 1997
                            OR
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM     TO

                     ----------------
              Commission file number 0-18160
                        4HEALTH, INC.
    (Exact name of registrant as specified in its charter)
                      ----------------

       Utah                             87-0468225
(State of incorporation) (I.R.S. Employer Identification No.)

                   5485 Conestoga Court
                Boulder, Colorado  80301
              (Address of principal executive offices)
         Registrant's telephone number:  (303) 546-6306
                     ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 18, 1997 was 11,384,847.

















                                 1
                             4Health, Inc.
                          Index to Form 10-Q

PART I.   FINANCIAL INFORMATION                         Page
Item 1.  Financial Statements:
         Condensed Balance Sheets as of March 31, 1997
              and March 31, 1996                         3
         Condensed Statement of Operations for Three
              Months Ended March 31, 1997 and 1996       4
         Condensed Statements of Cash Flows for Three
              Months Ended March 31, 1997 and 1996       5
         Notes to Condensed Financial Statements         6
Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations   6

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                               9
Item 2(c).Changes in Securities                          10
Item 4.  Submission of Matters to a Vote of Security
              Holders                                   11
Item 5.  Other Information                              11
Item 6.  Exhibits and Reports on Form 8-K               11
         SIGNATURES                                     15

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, those regarding the Company's financial position, business, marketing and product introduction and development plans and objectives of management for future operations, are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risks Related to the Business of 4Health" and elsewhere in the Company's Annual Report on Form 10-K dated March 27, 1997 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and else-where in the Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.





                             2
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             4Health, Inc.
                        Condensed Balance Sheets
                             (Unaudited)

                                   March 31,    December 31,
                                     1997          1996
                                   ---------     -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents         $  422,780     $ 1,086,168
Accounts receivable, net                1,848,058       1,105,207
Inventories                        1,684,801       2,534,881
Deferred tax asset                   336,509         313,872
Prepaid expenses                     704,148         171,138
Notes receivable                     275,380         265,820
                                   ---------       ---------
   Total current assets                 5,271,676       5,477,086

PROPERTY AND EQUIPMENT, NET        2,560,627       2,559,629
OTHER ASSETS, NET                  1,088,614       1,136,531
NOTES RECEIVABLE                     106,747         116,308
                                   ---------       ---------
   Total assets                  $ 9,027,664     $ 9,289,553
                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                 $   920,819     $   484,079
Accrued liabilities                       665,812         878,025
Taxes payable                         77,895         113,833
Notes payable                         27,693          20,555
Capital leases                              2,080           3,733
                                   ---------       ---------
   Total current liabilities       1,694,298       1,500,225

DEFERRED TAXES                             33,271         152,112
NOTES PAYABLE                      1,320,086       1,275,716

STOCKHOLDERS' EQUITY
Common stock                         113,828         113,695
Additional paid in capital -
  common stock                          8,272,618       8,227,752
Treasury stock                            (50,000)       (50,000)
Accumulated deficit                    (2,356,438)    (1,929,947)
                                   ---------       ---------
   Total stockholders' equity           5,980,008       6,361,500
Total liabilities and stockholders' ---------      ---------
  equity                         $ 9,027,664     $ 9,289,553
                                   =========       =========

                See notes to condensed financial statement

                                  3
                             4Health, Inc.
                   Condensed Statements of Operations
                             (Unaudited)

                              Three Months Ended March 31,
                                 1997             1996
                              ---------------------------
Net Sales                         $ 3,795,953      $ 3,473,399
Cost of goods sold             1,715,328        1,257,455
                               ---------        ---------
Gross margin                   2,080,625        2,215,944

Operating Expenses:
Sales                            541,588          527,828
Marketing                           1,186,337          997,700
Research and development              173,803           59,487
General and administrative       769,083          596,676
                               ---------        ---------
Total operating expenses            2,670,811        2,181,691
                               ---------        ---------
Net income from operations      (590,186)          34,253
Other income (expense)            22,317          (10,429)
                               ---------        ---------
Net income (loss) before
  income taxes                   (567,869)         23,824

Income tax benefit (provision)    141,378         (12,162)
                               ---------        ---------
NET INCOME (LOSS)            $  (426,491)       $  11,662
                               =========        =========
Net income (loss) per common share  (.038)           .001
                               =========        =========
Weighted average shares
  outstanding                 11,374,500        8,714,727
                               =========        =========














              See notes to condensed financial statements.

                                  4
                             4Health, Inc.
                   Condensed Statements of Cash Flows
                              (Unaudited)

                              Three Months Ended March 31,
                                  1997           1996
                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)               $ (426,491)    $  11,662
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
   Depreciation and amortization    87,816        42,627
    Loss on disposal of assets       1,719             0

 (Increase) decrease in:
   Accounts receivable            (742,851)      (48,166)
    Inventory                      850,080        64,945
    Prepaid expenses and other    (510,932)      (67,063)
    Deferred income tax assets     (22,637)            0

 (Increase) decrease in:
  Accounts payable                 436,740       296,070
    Accrued interest payable             0         1,246
    Accrued liabilities           (212,214)       31,953
    Taxes payable                  (35,938)       18,258
    Deferred income tax liability (118,841)            0
                                   -------       -------
Net cash (used in) from operating
  activities                      (693,549)      351,531
                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets        (64,693)     (172,306)
Net cash from (used in) investing   -------       -------
    activities                     (64,693)     (172,306)
                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock     45,000             0
     Repayments on borrowings       51,508             0
     Repayments on capital leases   (1,653)       (1,858)
Net cash used in financing               -------      -------
    activities                       94,855       (1,858)
                                    -------      -------
NET (DECREASE) INCREASE IN CASH    (663,388)     177,367

CASH AND CASH EQUIVALENTS, at
    beginning of period           1,086,168      919,935

CASH AND CASH EQUIVALENTS, at end
    of period                     $ 422,780  $ 1,097,303
                                  =========    =========

              See notes to condensed financial statements.
                                  5
4Health, Inc.
Notes to Condensed Financial Statements March 31, 1997
(Unaudited)

Note 1:

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K dated March 31, 1997 and the Company's Proxy Statement dated April 25, 1997.

Note 2:

Certain Sales Transactions

    In February 1997, the Company entered into a negotiated settlement with General Nutrition Corporation, Inc. ("GNC") to settle all pending litigation between the two parties.
The terms of the settlement include the Company supplying GNC with certain 4Health products free of charge and taking back certain other 4Health products. The execution of this settlement agreement was partially completed in the first quarter of 1997 but had no material effect on the results of operations or financial position of the Company.

    On February 25, 1997, 4Health entered into a barter agreement with Active Media Services, Inc. Under the terms of the agreement, the Company will sell to Active Media certain inventory with an approximate cost of $780,000 for which the Company will receive $2,300,000 in barter credits. Product costing $424,149, with an equivalent sales price, was shipped to Active Media during the first quarter. The balance of this transaction should take place in the second quarter of 1997.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    See the disclosure regarding forward looking statements
above.
                                  6
Results of Operations
Comparison of First Quarter 1997 to 1996

    Net sales for the three months ended March 31, 1997, increased 9.3% to $3.8 million from $3.5 million compared to the same period a year ago. Net sales in the Nature's Secret brand were down 11.5%, or $369 thousand, for the first quarter 1997 compared to the first quarter 1996 due primarily to a drop in sales to a major customer. The overall increase in year-to-date 1997 net sales compared to 1996 can be attributed to $538 thousand of net sales of the new Undo product into the mass retail channel of distribution and $149 thousand in net sales to international customers. Also included in the Company's first quarter 1997 net sales was a $424 thousand sale to Active Media Services, Inc., a barter company. This sale was recorded at the cost of the product sold.

    Gross profit decreased 6.1 % to $2.08 million for the first quarter 1997 from $2.22 million for the same period in 1996. Gross margin for the first quarter 1997 declined 9.0% compared to the first quarter 1996. Management attributes this decline to the $424 thousand sale to Active Media Services, Inc. recorded at the cost of the product sold. This transaction accounted for 6.9% of the 9.0% decline. The balance of the decline was due to more aggressive discounting and a shift in sales to products with lower profit margins.

    General and administrative expenses increased 29% to $769 thousand in the first quarter 1997 compared to $597 thousand in the first quarter 1996, however, as a percentage of net sales, these expenses only increased 3.2% to 20.3% in the first quarter 1997 from 17.1% in the first quarter 1996. The increase was due to legal fees related to the settlement of a dispute with a major customer, costs associated with the merger with Surgical Technologies Inc., and costs related to operating as a publicly held company. Sales and marketing expenses increased 13.2% in the first quarter of 1997 to $1.7 million compared to $1.5 million for the same period in 1996. However, as a percentage of sales, sales and marketing expenses only increased 1.6% to 45.5% in the first quarter 1997 from 43.9% in the first quarter 1996. Management attributes the increase to increased advertising and promotion costs in the marketing department. 4Health's research and development department increased spending $114 thousand in the first quarter 1997 compared to the first quarter 1996. Development of new products and clinical studies related to new and existing products explain this increase.

    Interest income increased 62.5% to $26 thousand in the first quarter 1997 from $16 thousand in the first quarter 1996. The reason for this increase was the average balance of cash and cash equivalents in the first quarter of 1997 was greater than during the same period a year earlier.
                                  7
    The Company reported a net loss of $426 thousand, or $.038 per share, for the three months ended March 31, 1997 compared to net income of $12 thousand, or $.001 per share, for the three months ended March 31, 1996.

Liquidity and Capital Resources

    The Company's cash and cash equivalents position at March 31, 1997, was $.4 million compared to $1.1 million on December 31, 1996. The $.7 million decrease in cash and cash equivalents position was a result of these resources being used to fund ongoing operations. The Company has a working capital ratio of 3.1 to 1.

    The Company invests it's cash in an interest bearing money market account.

    Accounts receivable totaled $1.8 million at March 31, 1997 as compared to $1.1 million on December 31, 1996. This $.7 million or 67% increase was primarily due to the receivable created by the sale to Active Media Services, Inc. and a general increase in net sales on account in the first quarter of 1997 when compared to the fourth quarter of 1996.

    Inventories were valued at $1.7 million at March 31, 1997 as compared to $2.5 million at December 31, 1996, which represents 32% decrease or $.8 million. This decrease was due primarily to the sale to Active Media Services, Inc. of $.4 million and a general increase in net sales in the first quarter of 1997 when compared to the fourth quarter of 1996.

    The prepayment of advertising and promotion costs related to the Undo product, as well as expenses associated with the introduction of new products and packaging, caused prepaid expenses to increase to $.7 million at March 31, 1997 from $.2 million at December 31, 1996. This represents an increase of 311%.

    Capital expenditures for the first three months of 1997 were $65 thousand compared to $172 thousand for the same period in 1996.

    Accounts payable and accrued liabilities increased $.2 million which is primarily related to amounts due suppliers for inventory and unpaid advertising and promotion costs.

    The deferred tax liability decreased $118 thousand as a result of interim tax estimates by management.

    The Company had $.4 million in cash reserves at March 31, 1997 and working capital of $3.6 million with a 3.1 to 1 working capital ratio. Former Surgical Stockholders were issued 1,135,554 Warrants and, if exercised at an $11.00 exercise price, could generate $12.5 million in cash for
                             8
4Health, Inc. These Warrants expire 18 months from the issuance date of July 15, 1996 and likelihood of the Warrants being exercised is dependent on the performance of the 4Health, Inc. Common Stock. The likelihood of exercise increases as the stock price exceeds $11.00 per share. Currently, the stock is trading at approximately $5.75 per share.

    The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of accounts on trade sales, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

    Management believes that its working capital will be sufficient to satisfy anticipated sales growth, investment, and facilities for at least 3 months. The Company is currently seeking additional financing, but there can be no assurance that any additional financing will be available at an acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

    In May of 1996, the Company became aware of the use of the trademark "Take Charge", for which the Company had applied for a federally registered trademark (the "Mark"), by a company in Virginia, Ultra Nutrition International, Inc.
On July 3, 1996, the Company filed an action, 4Health, Inc. vs. Ultra Nutrition International, Inc. (96-2-1618), in the United States District Court for the District of Colorado for a declaratory judgment to establish the Company's right to continue using the Mark. On July 19, 1996, Ultra Nutrition International, Inc., filed an action, Ultra Nutrition International, Inc. vs. 4Health, Inc. (96-0048-C), in the United States District Court for the Western District of Virginia, alleging that the Company's use of the Mark was in violation of the rights of Ultra Nutrition International, Inc., and seeking damages relating to the use of the Mark by the Company and injunctive relief to prohibit use of the Mark by the Company. On August 9, 1996, Ultra Nutrition International, Inc., amended its complaint to add as a defendant one of the Company's customers, General Nutrition Corporation, ("GNC"). Thereafter, GNC filed a crossclaim against the Company for breach of contract and fraud, asserting its rights to damages and recission with respect to those items of product bearing the Mark which GNC had purchased from the Company. The Company tendered defense of the action to its insurance carrier, U.S. Fire, and the carrier accepted the defense of the action, reserving its rights under the applicable policy.
                                  9
    The Company answered the amended complaint, asserting that its rights to the Mark were superior to those of Ultra Nutrition International, Inc., that it acted in good faith and that no damages or other relief was available. With respect to the cross-claim of GNC, the Company filed an answer asserting that the Company did not violate any obligations toward GNC and that GNC is not entitled to any relief.

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

Item 2(c).  Changes in Securities

    On February 21, 1997 an engagement letter was signed between 4Health and Allen & Company Incorporated which provided that Allen & Company will act as the Company's financial advisor with respect to investment banking and other corporate matters in exchange for specified warrants ("Warrants") to purchase 4Health Common Stock. On April 15, 1997 two warrant certificates ("Warrant Certificates") were executed by both parties.

    The first warrant certificate entitles the holder to purchase 250,000 shares of 4Health Common Stock at a purchase price of $4.00 per share. The second warrant certificate entitles the holder to purchase 1,000,000 shares of 4Health Common Stock at a purchase price of $6.00 per share. The Warrants are exercisable, at the option of the holder, in whole or in part at any time from the date of issuance until their expiration on February 28, 2002, (a) in cash, or (b) at the election of the holder, without the payment of cash, by reducing the number of shares of Common Stock that would be
                                  10
obtainable upon the exercise of a warrant and payment of the exercise price in cash so as to yield a number of shares of Common Stock upon such exercise equal to the product of (i) the number of shares of Common Stock for which such warrant is exercisable as of the date of exercise and (ii) a fraction, the numerator of which is the excess of the current market value per share of the Common Stock on the exercise date over the exercise price per share as of the exercise date and the denominator of which is the current market value per share of the Common Stock on the exercise date. Each Warrant Certificate gives the holder a one-time right to require the Company to prepare and file a registration statement.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the first quarter ended March 31, 1997.

Item 5.  Other Information

    No other relevant matters occurred during the first quarter ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

                        Exhibit Index

Item 2. Plan of Acquisition, Reorganization, Liquidation, or Succession

2.01 Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc., and Surgical Technologies, Inc.
as amended June 4, 1996. Incorporated by Reference(3).

2.02 Asset Purchase Agreement dated November 30, 1995, by and between Microtek Medical, Inc., and Surgical
Technologies, Inc. Incorporated by Reference(2).

2.03          Acquisition Agreement dated effective January 1,
1996, by and between Rex Industries Acquisition Corporation and Rex Industries, Inc. Incorporated by Reference(2).

Item 3.  Articles of Incorporation and Bylaws

3.01          Articles of Incorporation of Surgical Subsidiary,
Inc., a Utah Corporation now known as Surgical Technologies,
Inc. Incorporated by Reference(5).

3.02          Articles of Merger and related Plan of Merger.
Incorporated by  Reference(5).

3.03          Bylaws. Incorporated by Reference(5).
                                  11
3.04          Articles of Merger and related Plan of Merger.
Incorporated by Reference(3).

Item 4.  Instruments Defining the Rights of Security Holders

4.01          Form of Warrant Agreement between 4Health, Inc. and
Zions First  National Bank with related form of Warrant.
Incorporated by Reference(3).

4.02 Form of Sale Restriction Agreement respecting shareholders of both Surgical Technologies, Inc., and 4Health, Inc. Incorporated by Reference (3).

4.03 Form of Consent, Approval, and Irrevocable Proxy respecting certain Surgical stockholders with related schedule. Incorporated by Reference(3).

4.04 Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health stockholders with related schedule. Incorporated by Reference(3).

4.05          Specimen Common Stock Certificate. Incorporated by
Reference(3).

4.06          Specimen Warrant Certificate. Incorporated by
Reference(3).

4.07          Warrant certificates between 4Health and Allen &
Company Incorporated dated April 15, 1997. Incorporated by
Reference(7).

Item 10. Material Contracts

10.01    Form of Directors' Options. Incorporated by
Reference(2)*.

10.02    Stock Option and Stock Award Plan. Incorporated by
Reference(2)*.

10.03    1991 Directors' Stock Option Plan. Incorporated by
Reference(2)*.

10.04    Directors' Stock Option Plan. Incorporated by
Reference(4)*.

10.05    Technology Purchase Agreement between Ellis E.
Williams, Professional Medical, Inc., and Surgical
Technologies, Inc., dated February 4, 1993. Incorporated by
Reference(5).

10.06    Patent Cross-License Agreement between Utah Medical
Products, Inc., and Professional Medical, Inc., dated
February 9, 1993. Incorporated by Reference(5).
                                  12
10.07 Form of Promissory Note in the amount of $1,000,000 payable to First Interstate Bank, dated August 16, 1994.
Incorporated by Reference(6).

10.08    Deed of Trust Note and related Deed of Trust,
Assignment of Rents, Security Agreement, and Fixture Filing, dated April 8, 1994, in the principal amount of $1,000,000 due Standard Insurance Company. Incorporated by Reference(5).

10.09    Stock Purchase Agreement dated May 6, 1994, between
Surgical Technologies, Inc., and Benitex, A.G. Incorporated by Reference(5).

10.10 Real Estate Contract dated February 2, 1994, between Surgical Technologies, Inc. and Rex Crosland related to the facilities at 2801 South Decker Lake Lane, Salt Lake
City, Utah. Incorporated by Reference(5).

10.11    Asset Purchase Agreement between Milwaukee
Acquisition Company, Insulation Distributors, Inc., and
Surgical Technologies, Inc., effective September 30, 1993.
Incorporated by Reference(5).

10.12    All-Inclusive Promissory Note and related All-
Inclusive Trust Deed, relating to sale of building and property, dated March 31, 1995, in the principal amount of $981,375.32. Incorporated by Reference(6).

10.13 1996 Long-Term Stock Incentive Plan. Incorporated by Reference(3).

10.14 Form of $2.00 option granted to Surgical directors, officers, and employees with related schedule. Incorporated by Reference (3)*.

10.15    Form of Option granted to Todd B. Crosland.
Incorporated by Reference(3)*.

10.16    Form of Option granted to Rockwell D. Schutjer.
Incorporated by Reference(3)*.

10.17    Form of Proprietary Information, Inventions, and
Non-Competition Agreement between 4Health and R. Lindsey
Duncan. Incorporated by Reference(3).

10.18    Form of Employment Agreement between the Surviving
Corporation and Rockwell D. Schutjer. Incorporated by
Reference(3)*.

10.19    Deed of Trust Note and related Deed of Trust,
Assignment of Rents, Security Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of $1,350,000 due Standard Insurance Company. Incorporated by
Reference(1).
Item 20.      Other Documents or Statements to Security Holders

20.01    Notice of change of transfer and warrant agent.
This Filing.
                             13
Item 27. Financial Data Schedule

27.01    Financial Data Schedule. This Filing.

(1) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
(2) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
(3) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
(4) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
(5) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
(6) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.
(7) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
* Represents a management contract, compensatory plan, or arrangement required to be filed as an exhibit.
































                             14
                        Signatures

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        4Health, Inc.

Dated: May 13, 1997  By: /s/ R. LINDSEY DUNCAN
                       R. Lindsey Duncan
                       President and Chief Executive Officer

Dated: May 13, 1997  By: /s/ SCOTT W. LUSK
                       Scott W. Lusk Controller (Principal
                       Accounting Officer)







































                                  15