Form 10-Q
period 1997-06-30
4HEALTH INC
filed 1997-08-13
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
				 WASHINGTON, D.C.  20549

					----------------

					    FORM 10-Q

	[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934
			FOR THE PERIOD ENDED JUNE 30, 1997

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of June 30, 1997 was 11,405,920.




4Health, Inc.
Index to Form 10-Q

PART I.  FINANCIAL INFORMATION			              Page
Item 1.  Financial Statements:
	Condensed Balance Sheets as of June 30, 1997
		and December 31, 1996                              3
	Condensed Statement of Operations for Three and
		Six Months Ended June 30, 1997 and 1996            4
	Condensed Statements of Cash Flows for Six
		Months Ended June 30, 1997 and 1996                5
	Notes to Condensed Financial Statements                 6
Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations           7
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings					          10
Item 4. Submission of Matters to a Vote of Security Holders 10
Item 5. Other Information                                   10
Item 6. Exhibits and Reports on Form 8-K                    11
	   SIGNATURES									16

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




PART I. 	FINANCIAL INFORMATION
Item 1.  	Financial Statements

					4Health, Inc.
				Condensed Balance Sheets
					(Unaudited)

								 June 30,	   December 31,
								   1997		  1996
ASSETS
CURRENT ASSETS
Cash and cash equivalents	    		$  318,656   $ 1,086,168
Accounts receivable, net				   986,375     1,105,207
Inventories						 1,717,320	2,534,881
Deferred tax asset					   336,509	  313,872
Prepaid expenses					   698,923 	  171,138
Notes receivable					   178,684	  265,820
  Total current assets				 4,236,467	5,477,086

PROPERTY AND EQUIPMENT, NET			 2,543,286	2,559,629
PREPAID EXPENSES					   700,000	        0
OTHER ASSETS, NET					 1,068,444	1,136,531
NOTES RECEIVABLE					    97,185	  116,308
  Total assets						$8,645,382    $9,289,553
								==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable					$1,483,691	 $484,079
Accrued liabilities					   579,701	  878,025
Taxes payable						    49,385	  113,833
Notes payable						    28,268	   20,555
Capital leases							1,389	    3,733
  Total current liabilities			 2,142,434	1,500,225

DEFERRED TAXES						    33,271	  152,112
NOTES PAYABLE						 1,312,753	1,275,716

STOCKHOLDERS' EQUITY
Common stock						   114,059	  113,695
Additional paid in capital-common stock	 8,357,436     8,227,752
Additional paid in capital-common warrants  86,507		   0
Treasury stock						   (50,000)	  (50,000)
Accumulated deficit					(3,351,078)   (1,929,947)
  Total stockholders' equity		      5,156,924	6,361,500
Total liabilities & stockholders' equity$8,645,382   $ 9,289,553
								==========   ============

See notes to condensed financial statements
					4Health, Inc.
			Condensed Statements of  Operations
					(Unaudited)

				    Three Months 			Six Months
		             Ended June 30, 		   Ended June 30,
				   1997	   1996	   	 1997	  1996
Net Sales         $3,424,393  $8,007,026  $7,220,347 $11,480,425
Cost of goods sold 1,832,400   3,238,201   3,547,728   4,495,657
Gross margin       1,591,993   4,768,825   3,672,619   6,984,768

Operating Expenses
  Sales              596,265     899,335   1,137,853   1,427,163
  Marketing        1,116,379   3,097,806   2,302,717   4,095,506
  Research and
    development      124,604      94,213     298,406     153,700
  General and
    administrative   731,343     650,800   1,500,427   1,247,475

Total operating
  expenses         2,568,591   4,742,154   5,239,403   6,923,844

Net income from
  operations        (976,598)     26,671  (1,566,784)     60,924

Other income
  (expense)	      (18,042)    (13,823)      4,275     (24,252)

Net income (loss)
  before income
  taxes             (994,640)     12,848  (1,562,509)     36,672

Income tax benefit
  (provision)		       0      86,801     141,378      74,639

NET INCOME (LOSS)   $(994,640)   $99,649 $(1,421,131)   $111,311
				==========   ========  ==========   ========
Net income (loss)
  per common share     (0.087)      0.012     (0.125)       .013
				==========    =======  ==========  =========
Weighted average
  shares
  outstanding      11,388,326   8,633,825  11,380,483 8,674,276
			    ==========   =========  ========== =========

See notes to condensed financial statements.

					4Health, Inc.
			Condensed Statements of Cash Flows
					(Unaudited)

							 Six Months Ended June 30,
							     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	 			$(1,421,131)   $  111,311
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
  Depreciation and amortization        168,894        90,413
  Bad debt expense					   263		    0
  Loss on disposal of assets			 3,683		4,501
  Issuance of Warrants				86,507		    0
(Increase) decrease in:
  Accounts receivable			    118,570	(2,757,494)
  Inventory					    817,561	  (822,794)
  Prepaid expenses and other		 (1,204,009)	  (336,412)
  Deferred income tax assets		    (22,637)	   (32,604)
(Increase) decrease in:
  Accounts payable				    999,612	 2,916,951
  Accrued interest payable			     0	   (22,399)
  Accrued liabilities			   (298,325)	   486,429
  Taxes payable				    (64,448)	   (14,416)
  Deferred income tax liability	   (118,841)	    17,992
Net cash (used in) from operating
  activities					   (934,303)	  (358,521)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets            (111,923)     (267,266)
  Proceeds from note receivable        106,258             0
Net cash from (used in) investing
  activities                            (5,665)     (267,266)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock           130,049             0
  Borrowings on long-term debt       1,350,000             0
  Repayments on borrowings          (1,305,250)      (71,198)
  Repayments on capital leases          (2,344)       (3,210)
Net cash used in financing activities  172,455       (74,408)

NET (DECREASE) INCREASE IN CASH       (767,512)     (700,195)
CASH AND CASH EQUIVALENTS, at
  beginning of period                1,086,168        919,935
CASH AND CASH EQUIVALENTS, at
  end of period                     $  318,656     $  219,741
							 ==========     ==========

See notes to condensed financial statements.

					4Health, Inc.
		Notes to Condensed Financial Statements
				    June 30, 1997
					(Unaudited)

Note 1:
Basis of Presentation

	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K dated March 31, 1997 and the Company's Proxy Statement dated April 25, 1997.

Note 2:
Certain Sales Transactions

	In February 1997, the Company entered into a negotiated settlement with General Nutrition Corporation, Inc. ("GNC") to settle all pending litigation between the two parties. The terms of the settlement include the Company supplying GNC with certain 4Health products free of charge and taking back certain other 4Health products. The execution of this settlement agreement was completed during the first and second quarters of 1997.

	On February 25, 1997, 4Health entered into a barter agreement with Active Media Services, Inc. Under the terms of the agreement, the Company sold to Active Media Services, Inc. certain inventory with a cost of $780,308 for which the Company received $2,300,000 in barter credits. These barter credits can be used in lieu of cash to purchase goods and services available through Active Media Services, Inc. 4Health intends to use these barter credits for advertising, printing, travel, and other normal operating expenditures. This transaction was recorded at the cost of the product sold to Active Media Services, Inc. ($758,308) and the unused portion of the barter credits is reflected in the balance sheet as a prepaid expense. As of June 30, 1997, none of the barter credits had been used. Product costing $424,149 was shipped to Active Media Services, Inc. during the first quarter with the balance of $334,159 shipped in the second quarter 1997.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	See the disclosure regarding forward looking statements above.

Results of Operations

Comparison of Second Quarter 1997 to 1996

Net sales for the three months ended June 30, 1997 decreased to $3.4 million from $8 million or 57 % compared to the same period a year ago. Net sales during the quarter ended June 30, 1996 included a large sale to a major customer in the amount of approximately $5 million. Net sales during the quarter ended June 30, 1997 included a sale of $334 thousand to Active Media Services, Inc., a barter company. Net sales related to core business activities decreased by $.9 million or 24% to $2.7 million in the second quarter of 1997 from $3.6 million in the second quarter of 1996. Net sales in the Nature's Secret division decreased by $1.3 million while sales in the other divisions of the company increased by $411 thousand, $335 thousand of which can be attributed to the Mass Market division. Management attributes the decrease in Nature's Secret sales to increased competition and ineffective marketing and sales promotions.

The gross margin percentage for the quarter ended June 30, 1997 decreased by 13% to 46% down from 59% for the same period in 1996. Management attributes 10% of the 13% margin percent decrease to a sale to Active Media Services, Inc. of $334 thousand which was recorded at the cost of the product and to an inventory write-off in the amount of $114 thousand, the majority of which was related to packaging which became obsolete due to graphics changes. During the second quarter of 1997, the core business gross margin percentage decreased by 3% to 56% from 59% compared to the same period in 1996, due to a shift in sales to products with lower profit margins and increased discounting. The gross margin of $1.6 million for the quarter ended June 30, 1997 represented a $3.2 million or 67% decrease from a gross margin of $4.8 million compared to the same period in 1996. The majority of this difference was due to a combination of $3 million of gross margin related to a large sale to a major customer in 1996, a decrease in normal gross margin to the same major customer of $173 thousand of gross margin, decreased product sales to other customers in 1997 which caused a margin reduction of $436 thousand, and an inventory write off of $114 thousand in 1997.

Marketing expenses decreased $2 million or 64% from $3.1 million to $1.1 million in the second quarter ended June 30, 1997 as compared to the same period in 1996 due mainly to a reduction in media advertising costs related to a large sale to a major customer in 1996. Sales costs decreased $303 thousand or 34% from $899 thousand to $596 thousand for the quarter ended June 30, 1997, as compared to the same quarter of 1996, due mainly to decreased personnel costs and decreased special sales promotional costs which again related to a large sale to a major customer in 1996. These and other expense reductions were the result of cost cutting measures implemented by management. Research and development costs increased by $30 thousand from $94 thousand to $124 thousand in the quarter ended June 30, 1997, as compared to the same quarter in 1996 due to new clinical studies personnel and product trial costs. General and administrative expenses increased $80 thousand or 12% to $731 thousand in the second quarter ended June 30, 1997 from $651 thousand during the same period in 1996 mainly due to new costs related to being a public company, such as investment banker fees, SEC reporting, transfer agent fees and investor relations costs. In total, operating costs decreased $2.1 million or 46% from $4.7 million to $2.6 million during the quarter ended June 30, 1997 as compared to the same quarter in 1996.

Comparison of Year-to-Date 1997 to 1996

Net sales for the six months ended June 30, 1997 decreased by $4.3 million or 37% to $7.2 million from $11.5 million compared to the same period a year ago. The decrease in net sales for the six months ended June 30, 1997 compared to the same period in 1996 is due in part to a drop in sales to a major customer of $5.8 million which included a large sale in the amount of $5 million included in 1996 net sales. The six months ending June 30, 1997 included a $758 thousand sale to Active Media Services, Inc., a barter company. Net sales related to core business activities during the six months ended June 30, 1997 decreased by $1.2 million or 17% to $5.9 million from $7.1 million during the same period in 1996. For the six months ended June 30, 1997 compared to the same period in 1996, net sales in the Nature's Secret division decreased by $2.1 million or 32% from $6.5 million to $4.4 million, while the Mass Market division increased by $873 thousand. Management attributes the decrease in Nature's Secret to increased competition and ineffective marketing and sales promotions.

The gross margin percent for the six months ended June 30, 1997 decreased by 10% to 51% from 61% during the same period in 1996. Management attributes 7% of the difference to a sale to Active Media Services, Inc. of $758 thousand which was recorded at the cost of the product sold and to an inventory write-off in the amount of $114 thousand, the majority of which was related to packaging which became obsolete due to graphics changes. For the six months ended June 30, 1997, the core business gross margin percentage decreased by 3% to 58% from 61% for the same period in 1996 due to a shift in sales to products with lower profit margins and increased discounting. The gross profit for the six months ended June 30, 1997 decreased by $3.3 million or 47% to $3.7 million from $7 million during the same period in 1996. Management attributes the majority of this difference to a large sale to a major customer in 1996 with a gross profit of $3 million, $456 thousand in decreased margin to that same major customer exclusive of the large sale, a drop in product sales to other customers resulting in a decreased margin of $472 thousand and a write off of inventory of $114 thousand in 1997.

For the six months ended June 30, 1997, marketing expenses decreased $1.8 million or 44% to $2.3 million from $4.1 million in the same period in 1996 due mainly to a reduction in media advertising costs, which, as a percent of sales, was a 4% decrease. For the six months ended June 30, 1997, sales costs decreased $290 thousand or 20% to $1.1 million from $1.4 million in the same period in 1996 due to decreased personnel related costs and special sales promotional costs. Research and development costs increased $144 thousand from $154 thousand to $298 thousand for the six months ended June 30, 1997 as compared to the same period in 1996 due to new clinical studies personnel and product trial costs. General and administrative expenses increased $253 thousand or 20% to $1.5 million for the six months ended June 30, 1997 as compared to $1.2 million in the same period in 1996, primarily due to new costs related to being a public company such as investment banker fees, SEC reporting, transfer agent fees and investor relations costs. For the six months ended June 30, 1997, total operating costs decreased by $1.7 million or 24% to $5.2 million from $6.9 million in the same period in 1996.

Interest income increased 42% to $35 thousand for the six months ended June 30, 1997 from $25 thousand during the same period in 1996 due to a higher average balance of cash and cash equivalents invested in 1997 than in the same period in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents position at June 30, 1997 was $318 thousand as compared to $1.1 million on December 31, 1996, a decrease of $767 thousand. The decrease in cash and cash equivalents position was a result of these resources being used to fund ongoing operations. The Company has a working capital ratio of 2.0 to 1.

The company invests it's cash in an interest bearing money market account.

Accounts receivable totaled $1.0 million at June 30, 1997 as compared to $1.1 million at December 31, 1996, a decrease of $118 thousand or 11%. The accounts receivable decrease was due primarily to the receipt of the final payment related to a large sale to a major customer in 1996.

A decrease of $818 thousand or 32% in inventory valued at $1.7 million at June 30, 1997 as compared to $2.5 million at December
31, 1996 was due to a sale to Active Media Services, Inc. of $758 thousand of product.

Prepaid expenses increased by $1.2 million or 717% to $1.4 million at June 30, 1997 from $171 thousand at December 31, 1996. The reasons for this increase were the expenditures related to the prepayment of advertising and promotion costs for the UnDo product, the expenses associated with the introduction of new products and packaging and the value of barter credits arising from the sale to Active Media Services, Inc., a barter company.

Capital expenditures for the six months ended June 30, 1997 were $83 thousand as compared to $272 thousand for the same period in 1996.

Accounts payable and accrued liabilities increased to $2.1 million at June 30, 1997 from $1.4 million as of December 31, 1996, an increase of $701 thousand or 34 %. The majority of the increase in accounts payable and accrued liabilities is attributable to new product materials, packaging and marketing costs and prepaid advertising and promotion costs related to the UnDo product.

The deferred tax liability at June 30, 1997 was $33 thousand, a decrease of $119 thousand from $152 thousand at December 31, 1996 which was the result of interim tax estimates by management.

Additional paid in capital related to warrants as of June 30, 1997 was $87 thousand as compared to $0 at December 31, 1996. These warrant costs relate to warrant certificates issued on April 15, 1997 in which warrants are to be exchanged for investment banking and consulting services.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	On July 10, 1997, 4Health, Inc. was served notice of a law suit filed against the company by the Richard's Group, Inc. The action, Richard's Group, Inc. vs. 4Health, Inc. (97-05669-L), was filed in the District Courts of Dallas County, Texas on June 20, 1997. The action requests judgment be made by the Court against 4Health, Inc. regarding outstanding fees in the amount of $61,839.92, interest, and legal expenses incurred by the plaintiff in this matter. The action alleges that these fees were incurred by the Company for advertising services provided by the plaintiff. On August 4, 1997, the Company answered the complaint denying all charges. The Company does not believe a judgment against 4Health, Inc. in this case would have a negative material effect.

Item 4. Submission of Matters to a Vote of Security Holders

	On June 6, 1997, the Company held the 1997 Annual Meeting of Shareholders. The total number of shares present, in person or by proxy, and entitled to vote at the meeting was 9,537,116. The following proposals were submitted to shareholders for approval:

1.	Approval of election of Steven B. Beckman as a director of
the 4Health, Inc. Board of Directors and to serve a three year term.

	For:		  9,560,318
	Withhold:	     30,798

2.	Appointment of Arthur Andersen LLP as auditors for the
fiscal year ending December 31, 1997.

	For:		   9,530,511
	Against:	       4,053
	Abstain:	       2,552

Item 5.  Other Information

	No other relevant matters occurred during the first quarter ended June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

				   Exhibit Index

Item 2. Plan of Acquisition, Reorganization, Liquidation, or
Succession

2.01		Agreement and Plan of Merger dated April 10, 1996, by
and between 4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996. Incorporated by Reference (4).

2.02		Asset Purchase Agreement dated November 30, 1995, by
and between Microtek Medical, Inc., and Surgical Technologies,
Inc. Incorporated by Reference (3).

2.03		Acquisition Agreement dated effective January 1, 1996,
by and between Rex Industries Acquisition Corporation and Rex
Industries, Inc.  Incorporated by Reference (3).

Item 3.  Articles of Incorporation and Bylaws

3.01		Articles of Incorporation of Surgical Subsidiary, Inc.,
a Utah Corporation now known as Surgical Technologies, Inc.
Incorporated by Reference (6).

3.02		Articles of Merger and related Plan of Merger.
Incorporated by
Reference (6).

3.03		Bylaws.  Incorporated by Reference (6).

3.04		Articles of Merger and related Plan of Merger.
Incorporated by Reference (4).

Item 4.  Instruments Defining the Rights of Security Holders

4.01		Form of Warrant Agreement between 4Health, Inc. and
Zions First National Bank with related form of Warrant.
Incorporated by Reference (4).

4.02		Form of Sale Restriction Agreement respecting
shareholders of both Surgical Technologies, Inc., and 4Health, Inc. Incorporated by Reference (4).

4.03		Form of Consent, Approval, and Irrevocable Proxy
respecting certain Surgical stockholders with related schedule.
Incorporated by Reference (4).

4.04		Form of Consent, Approval, and Irrevocable Proxy
respecting certain 4Health stockholders with related schedule.
Incorporated by Reference (4).

4.05		Specimen Common Stock Certificate. Incorporated by
Reference (4).

4.06		Specimen Warrant Certificate.  Incorporated by
Reference (4).

4.07		Warrant certificates between 4Health and Allen &
Company Incorporated dated April 15, 1997.  Incorporated by
Reference (8).

Item 10.  Material Contracts

10.01		Form of Directors' Options.  Incorporated by
Reference (3).*

10.02		Stock Option and Stock Award Plan. Incorporated by
Reference (3).*

10.03		1991 Directors' Stock Option Plan. Incorporated by
Reference (3).*

10.04		Directors' Stock Option Plan. Incorporated by
Reference (5).*

10.05		Technology Purchase Agreement between Ellis E.
Williams, Professional Medical, Inc., and Surgical Technologies,
Inc., dated February 4, 1993. Incorporated by Reference (6).

10.06		Patent Cross-License Agreement between Utah
Medical Products, Inc., and Professional Medical, Inc., dated
February 9, 1993. Incorporated by Reference (7).

10.07		Form of Promissory Note in the amount of
$1,000,000 payable to First Interstate Bank, dated August 16,
1994.  Incorporated by Reference (7).

10.08		Deed of Trust Note and related Deed of Trust,
Assignment of Rents, Security Agreement, and Fixture Filing, dated April 8, 1994, in the principal amount of $1,000,000 due
Standard Insurance Company.  Incorporated by	Reference (6).

10.09		Stock Purchase Agreement dated May 6, 1994,
between Surgical Technologies, Inc., and Benitex, A.G.
Incorporated by Reference (6).

10.10		Real Estate Contract dated February 2, 1994,
between Surgical Technologies, Inc. and Rex Crosland related to the facilities at 2801 South Decker Lake Lane, Salt Lake City,
Utah. Incorporated by Reference (6).

10.11		Asset Purchase Agreement between Milwaukee
Acquisition Company, Insulation Distributors, Inc., and Surgical
Technologies, Inc., effective September 30, 1993. Incorporated by
Reference (6).

10.12		All-Inclusive Promissory Note and related All-
Inclusive Trust Deed, relating to sale of building and property, dated March 31, 1995, in the principal amount of $981,375.32.
Incorporated by Reference (7).

10.13		1996 Long-Term Stock Incentive Plan. Incorporated
by Reference (4).

10.14		Form of $2.00 option granted to Surgical
directors, officers, and employees with related schedule.
Incorporated by Reference (4).*

10.15		Form of Option granted to Todd B. Crosland.
Incorporated by Reference (4).*

10.16		Form of Option granted to Rockwell D. Schutjer.
Incorporated by Reference (4).*

10.17		Form of Proprietary Information, Inventions, and
Non-Competition Agreement between 4Health and R. Lindsey Duncan.
Incorporated by Reference (4).

10.18		Form of Employment Agreement between the Surviving
Corporation and Rockwell D. Schutjer.  Incorporated by
Reference (4).*

10.19		Deed of Trust Note and related Deed of Trust,
Assignment of Rents, Security Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of $1,350,000 due Standard Insurance Company. Incorporated by
Reference (2).

Item 20.  Other Documents or Statements to Security Holders

20.01		Notice of change of transfer and warrant agent.
Incorporated by Reference (1).

Item 27.  Financial Data Schedule

27.01		Financial Data Schedule.  This Filing.

(1)	Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.

(2)	Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference from Surgical's registration
statement on Form S-1 filed with the Commission, SEC file number
33-31863.

(4)	Incorporate by reference from Surgical's registration
statement on Form S-4 filed with the Commission, SEC file number
33-03243.

(5)	Incorporated by reference from Surgical's report on Form 10-
K for the year ended March 31, 1992.

(6)	Incorporated by reference from Surgical's report on Form 10-
K for the year ended March 31, 1994.

(7)	Incorporated by reference from Surgical's report on Form 10-
Q for the quarter ended December 31, 1995.

(8)	Incorporated by reference from Schedule 13D filed with the
Commission by Allen & Company Incorporated on April 18, 1997.

*	Represents a management contract, compensatory plan, or
arrangement required to be filed as an exhibit.








































					 Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						4Health, Inc.

Dated: August 12, 1997
By: /s/ R. LINDSEY DUNCAN
        R. Lindsey Duncan
President and Chief Executive Officer

Dated: August 12, 1997
By: /s/ SCOTT W. LUSK
        Scott W. Lusk
Controller (Principal Accounting Officer)