Form 10-Q
period 1997-09-30
4HEALTH INC
filed 1997-11-14
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                        ----------------

                            FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                        SEPTEMBER 30, 1997
                              OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM     TO

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

                        ----------------

The following items were subject to a Form 12b-25 and are omitted from this report: Part I, Item 1 and Part I, Item 2.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes:     X        No:

The number of shares of the registrant's Common Stock, par value
$.01 per share, outstanding as of September 30, 1997 was 11,905,920.



4Health, Inc.
Index  to Form 10-Q

PART I.  FINANCIAL INFORMATION                           Page

Item 1.  Financial Statements ...........................  3

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations .................  3

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................  3

Item 5.  Other Information ..............................  3

Item 6.  Exhibits and Reports on Form 8-K ...............  4

    SIGNATURES ..........................................  8

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





PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements

    The information required to be furnished in this is the subject of a Form 12b-25 and has therefore been omitted from this report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The information required to be furnished in this is the subject of a Form 12b-25 and has therefore been omitted from this report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    On July 10, 1997, 4Health, Inc. was served notice of a law suit filed against the company by the Richard's Group, Inc. The action, Richard's Group, Inc. vs. 4Health, Inc. (97-05669-L), was filed in the District Courts of Dallas County, Texas on June 20, 1997. The action requested judgment be made by the Court against 4Health, Inc. regarding outstanding fees in the amount of $61,839.92, interest, and legal expenses incurred by the plaintiff in this matter. The action alleged that these fees were incurred by the Company for advertising services provided by the plaintiff. On October 30, 1997, the Company executed a settlement agreement with the Richard's Group which included a payment of $54,000 and a dropping of all claims.

Item 5.  Other Information

    During the third quarter of 1997, the Company signed an agreement with Norwest Business Credit, Inc. to provide a revolving line of credit of up to $1.5 million. A summary of the terms of the revolving line of credit is filed as Exhibit 5.01 to this Form 10-Q according to Rule SK 601.

    On September 26, 1997 the Company issued 500,000 registered shares of common stock in accordance with Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996. (A copy of this agreement is filed as Exhibit 2.01 and incorporated by reference from Surgical Technologies, Inc.'s registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.) The agreement specified that additional shares were to be issued to original 4health, Inc. shareholders if a certain operating unit of Surgical Technologies, Inc. did not generate a certain level of income.
Item 6.       Exhibits and Reports on Form 8-K

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

2.03     2    Acquisition Agreement dated effective January 1, 1996,
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

4.04 Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health stockholders with related schedule.
Incorporated by Reference (4).

4.05          Specimen Common Stock Certificate. Incorporated by
Reference (4).

4.06          Specimen Warrant Certificate. Incorporated by
Reference (4).

4.07          Warrant certificates between 4Health and Allen &
Company Incorporated dated April 15, 1997. Incorporated by
Reference (8).

Item 5.  Other Items

5.01 Summary of Revolving Line of Credit Agreement between 4Health and Norwest Business Credit, Inc. This Filing.

Item 10. Material Contracts

10.01    Form of Directors' Options. Incorporated by
Reference (3)*.

10.02    Stock Option and Stock Award Plan. Incorporated by
Reference (3)*.

10.03    1991 Directors' Stock Option Plan. Incorporated by
Reference (3)*.

10.04    Directors' Stock Option Plan. Incorporated by
Reference (5)*.

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

10.13    1996 Long-Term Stock Incentive Plan. Incorporated by
Reference (4).

10.14 Form of $2.00 option granted to Surgical directors, officers, and employees with related schedule. Incorporated by Reference (4)*.

10.15    Form of Option granted to Todd B. Crosland.
Incorporated by Reference (4)*.

10.16    Form of Option granted to Rockwell D. Schutjer.
Incorporated by Reference (4)*.

10.17    Form of Proprietary Information, Inventions, and Non-
Competition Agreement between 4Health and R. Lindsey Duncan.
Incorporated by Reference (4).

10.18    Form of Employment Agreement between the Surviving
Corporation and Rockwell D. Schutjer. Incorporated by
Reference (4)*.

10.19    Deed of Trust Note and related Deed of Trust,
Assignment of Rents, Security Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of $1,350,000 due Standard Insurance Company. Incorporated by Reference (2).

Item 20. Other Documents or Statements to Security Holders

20.01    Notice of change of transfer and warrant agent.
Incorporated by Reference (1).




Item 27. Financial Data Schedule

27.01 Financial Data Schedule. Subject to a Form 12b-25 and therefore omitted from this filing.

(1) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
(2) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
(4) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
(5) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
(6) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
(7) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.
(8) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
* Represents a management contract, compensatory plan, or arrangement required to be filed as an exhibit.

























                        Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


4Health, Inc.

Dated: October 13, 1997
By:/s/ R. LINDSEY DUNCAN
R. Lindsey Duncan
President and Chief
Executive Officer

Dated: October 13, 1997
By:/s/ SCOTT W. LUSK
Scott W. Lusk
Controller (Principal Accounting Officer)