Form 10-Q/A
period 1997-09-30
4HEALTH INC
filed 1997-11-20
CIK 857353

The following items were the subject
                        of a Form 12b-25 and are included
                        herein: Item 1. Financial Statements
                        and Item 2. Management's Discussion
                        and Analysis of Financial Condition
                        and Results of Operations.

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                        ----------------

                          FORM 10-Q/A

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
  (State of incorporation)      (I.R.S. Employer Id. No.)

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






4Health, Inc.
Index to Form 10-Q/AA

                                                      Page
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
    Condensed Balance Sheets as of September 30,
         1997 and December 31, 1996....................4

    Condensed Statement of Operations for Three
         and Nine Months Ended September 30, 1997
         and 1996......................................5

    Condensed Statements of Cash Flows for Nine
         Months Ended September 30, 1997 and 1996......6

    Notes to Condensed Financial Statements............7

Item 2.       Management's Discussion and Analysis of
    Financial Condition and Results of Operations......9

PART II.      OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.............13
SIGNATURES.............................................14

    This Quarterly Report on Form 10-Q/AA includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, those regarding the Company's financial position, business, marketing and product introduction and development plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risks Related to the Business of 4Health" and elsewhere in the Company's Annual Report on Form 10-K dated March 27, 1997 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company, are expressly qualified in their entirety by the Cautionary Statements.




PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
                        4Health, Inc.
              Condensed Balance Sheets (Unaudited)

                        September 30, 1997  December 31, 1996
ASSETS
CURRENT ASSETS
Cash and cash equivalents    $    290,258      $  1,086,168
Accounts receivable, net             1,351,021         1,105,207
Inventories                     1,576,787         2,534,881
Deferred tax asset                325,190           313,872
Prepaid expenses                  455,010           171,138
Notes receivable                   31,830           265,819
                             ____________      ____________
  Total current assets          4,030,096         5,477,085
PROPERTY AND EQUIPMENT, NET     2,407,122         2,559,629
PREPAID EXPENSES                  700,000                 0
OTHER ASSETS, NET                 574,027         1,136,531
NOTES RECEIVABLE                   87,624           116,308
                             ____________      ____________
  Total assets                    $  7,798,869      $  9,289,553
                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable             $  1,000,833      $    484,079
Accrued liabilities                    572,282           878,025
Taxes payable                      45,300           113,833
Notes payable                     366,520            20,555
Capital leases                             694             3,733
                             ____________      ____________
  Total current liabilities     1,985,629         1,500,225
DEFERRED TAXES                          92,692           152,112
NOTES PAYABLE                   1,305,269         1,275,716
STOCKHOLDERS' EQUITY
Common stock                      119,059           114,603
Additional paid in capital
  - common stock                7,883,752         8,226,844
Additional paid in capital
  - common warrants                    190,316                 0
Treasury stock                         (50,000)          (50,000)
Accumulated deficit                 (3,727,848)       (1,929,947)
                             ____________      ____________
  Total stockholders' equity     4,415,279        6,361,500
Total liabilities and        ____________      ____________
  stockholders' equity       $  7,798,869      $  9,289,553
                             ============      ============



         See notes to condensed financial statements.
                        4Health, Inc.
              Condensed Statements of Operations
                         (Unaudited)

                  Three Months Ended      Nine Months Ended
                        Sept. 30,             Sept. 30,
                   1997       1996         1997       1996
Net Sales          $3,076,185  $3,311,507  $10,296,532 $14,791,932
Cost of goods
  sold         1,301,328   1,284,440    4,849,056   5,780,097
               _________   _________   __________  __________
Gross margin    1,774,857   2,027,067    5,447,476   9,011,835
Operating Expenses
  Sales           490,118     680,936    1,627,971   2,108,099
  Marketing       868,345   1,217,597    3,171,062   5,313,103
  Research and
    development    69,435     136,622      367,841     290,323
  General and
    administrative682,218     799,624    2,189,387   2,047,099
               _________   _________   __________  __________
Total operating
  expenses      2,110,116   2,834,779    7,356,261   9,758,624
               _________   _________   __________  __________
Net income from
  operations     (335,259)   (807,712)  (1,908,785)   (746,789)

Other income
  (expense)        11,459      52,480       15,734      28,228
               _________   _________   __________  __________
Net income (loss)
  before income
  taxes          (323,800)   (755,232)  (1,893,051)   (718,561)

Income tax benefit
  (provision)     (52,970)     17,137       88,408      91,776
               _________   _________   __________  __________
NET INCOME(LOSS)$(376,770)  $(738,095) $(1,804,643)  $(626,785)
               =========   =========   ==========  ==========
Net income (loss) per
    common share   $(0.03)     $(0.07)      $(0.16)     $(0.07)
               =========   =========   ==========  ==========
Weighted average shares
    outstanding11,427,693  10,906,635   11,396,393   9,423,827







         See notes to condensed financial statements.
                        4Health, Inc.
         Condensed Statements of Cash Flows (Unaudited)

                                   Nine Months Ended Sept. 30,
                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                $  (1,797,901)   $   (626,785)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization       241,145         160,875
  Bad debt expense                     14,565               0
  Loss on disposal of assets           22,845           4,501
  Issuance of Warrants                190,316               0
(Increase) decrease in:
  Accounts receivable                (260,380)        (74,486)
  Inventory                           958,094      (1,128,040)
  Prepaid expenses and other         (916,839)       (463,061)
  Deferred income tax assets          (11,318)        (82,168)
 (Increase) decrease in:
  Accounts payable                    516,754         917,565
  Accrued liabilities                (305,744)        257,888
  Taxes payable                       (68,533)         12,287
  Deferred income tax liability       (59,420)         89,270
Net cash (used in) from operating    _________       _________
  activities                       (1,476,416)       (932,154)
CASH FLOWS FROM INVESTING ACTIVITIES _________       _________
  Proceeds from sale of marketable
    securities                                   0         524,002
  Acquisition of SGTI                       0       3,639,257
  Purchase of fixed assets            (86,261)       (462,009)
  Proceeds from asset dispositions             600               0
  Proceeds from note receivable       262,673           5,957
Net cash from (used in) investing    _________       _________
  activities                          177,012       3,707,207
CASH FLOWS FROM FINANCING ACTIVITIES _________       _________
  Proceeds from common stock           130,049          59,330
  Acquisition costs                              0        (454,866)
  Borrowings on short-term debt       337,665               0
  Borrowings on long-term debt      1,350,000               0
  Repayments on long-term borrowings(1,312,147)       (71,198)
  Repayments on capital leases         (2,073)         (4,199)
                                    _________       _________
Net cash used in financing activities  503,494       (470,933)
                                    _________       _________
NET (DECREASE) INCREASE IN CASH      (795,910)      2,304,120
CASH AND CASH EQUIVALENTS, at
  beginning of period               1,086,168         919,935
                                    _________       _________
CASH AND CASH EQUIVALENTS, at
  end of period                   $   290,258    $  3,224,055
                                    =========       =========

         See notes to condensed financial statements.
                      4Health, Inc.
         Notes to Condensed Financial Statements
                   September 30, 1997
                      (Unaudited)

Note 1:

Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K dated March 31, 1997 and the Company's Proxy Statement dated April 25, 1997.

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

Note 3:

Line of Credit

    Effective September 4, 1997, the Company entered into a $1.5 million revolving line of credit with Norwest Business Credit, Inc. The line of credit bears interest at the Norwest Bank Minnesota's Base Rate (currently 8.5%) plus 2.5%. The available balance is determined by certain accounts receivable and inventory. Any balance outstanding is secured by certain accounts receivable, inventory, general intangibles, and any unencumbered machinery and equipment.

Note 4:

Issuance of New common Stock

    Pursuant to a clause in the 1996 merger agreement between 4health, Inc. and Surgical Technologies, Inc., 500,000 new shares of stock were issued to original 4health, Inc. stockholders on September 26, 1997. The merger agreement stated that in the event the surviving company did not realize at least $2,000,000 in Inflation Device Technology earnings within 12 months subsequent to the closing date (July 15, 1996) of the merger, the number of shares of New Common Stock issuable to the original 4health shareholders would be increased on a pro rata basis.

Note 5:

Subsequent Event - Merger Agreement

    On October 13, 1997, 4Health executed a letter of intent to acquire Irwin Naturals, Inc. ("INI") a privately held California corporation engaged in the nutritional supplement business. The merger would result in INI becoming a wholly owned subsidiary of 4Health in consideration of the issuance of 15,750,000 restricted shares of 4Health common stock. The transaction is conditioned upon the execution of a definitive acquisition agreement.















Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    See the disclosure regarding forward looking statements above.

Results of Operations

Comparison of Third Quarter 1997 to 1996

Net sales for the three months ended September 30, 1997, decreased 7.1% to $3.1 million from $3.3 million compared to the same period a year ago. Net sales in the Nature's Secret brand were down 9.2%, or $253 thousand, for the third quarter 1997 compared to the third quarter 1996 due primarily to increased competition and overall weakness in healthfood store sales.

Gross margin percentage decreased 3.5 % for the quarter ended September 30, 1997 down to 57.7% from 61.2% for the same period in 1996. Management attributes this decrease to a shift in sales of products with an overall lower profit margin. Gross margin for the third quarter 1997 declined 12% to $1.8 million from $2.0 million in the third quarter of 1996. Management attributes this decline to a combination of the drop in net sales revenue and the drop in gross margin percentage due to change in sales product mix.

Operating expenses dropped 25% in the third quarter of 1997 to $2.1 million compared to $2.8 in the third quarter of 1996. Marketing expenses decreased $350 thousand or 29% from $1.2 million to $870 thousand in the third quarter ended September 30, 1997 as compared to the third quarter of 1996 due mainly to an overall reduction in advertising, advertising development and marketing personnel costs. Management believes a more focused and grassroots approach to its marketing strategy will not only be far less expensive but also more effective. Sales expenses decreased $191 thousand or 28% from $681 thousand to $490 thousand in the third quarter ended September 30, 1997 as compared to the same quarter in 1996 due mainly to a reduction in personnel, primarily in the outside sales force. General and administrative expenses decreased 15% to $682 thousand in the third quarter 1997 compared to $800 thousand in third quarter 1996. The decrease was due to the efforts of management to reduce corporate overhead. This reduction in general and administrative expenses covered a broad range of expense categories and amounted to $213 thousand which was offset by $103 thousand in investment banking fees incurred in the third quarter of 1997 which were nonexistent in 1996. 4Health's research and development department decreased spending $67 thousand in the third quarter 1997 compared to the third quarter 1996. This decrease was due to costs incurred in the third quarter of 1996 involving a clinical study of one of its products. The company had no clinical studies in progress in the third quarter of 1997.

Interest income decreased 86% to $12 thousand in the third quarter 1997 from $86 thousand in the third quarter 1996. The reason for this decrease was the average balance of cash and cash equivalents in the third quarter of 1997 was less than the average balance during the same period a year earlier.

The Company reported a net loss of $384 thousand, or $.03 per share, for the three months ended September 30, 1997 compared to a net loss of $738 thousand, or $.06 per share, for the three months ended September 30, 1996.

Comparison of Year-to-Date 1997 to 1996

Net sales for the nine months ended September 30, 1997, decreased 30.0% or $4.5 million to $10.3 million from $14.8 million compared to the same period a year ago. Net sales in the Nature's Secret brand were down 39%, or $5.4 million, year-to-date 1997 compared to year-to-date 1996 due primarily to a drop in 1997 sales to a major customer of $3.1 million and a drop in 1997 Nature's Secret sales other than to that major customer of $3.0 million. Offsetting those decreases in 1997, were an increase in 1997 net sales in the Mass Market division of $900 thousand and a $758 thousand sale to a barter company, Active Media Services, Inc. Excluding net sales to a major customer and to Active Media, net sales decreased $1.4 million or 14% for the nine months ended September 30, 1997 when compared to the same period a year earlier.

Gross margin decreased 40% to $5.4 million year-to-date 1997 from $9 million for the same period in 1996. Gross margin percentage for the nine months ended September 30, 1997 declined 8% when compared to the same period in 1996. Management attributes 5% of this decline to the $758 thousand sale to Active Media Services, Inc., which was recorded at cost, and the other 3% to a shift in sales to products with an overall lower profit margin and to more aggressive discounting due to competitive pressures in the first half of the year.

Operating expenses were down 25% for the nine months ended September 30, 1997 to $7.4 million compared to $9.8 million for the nine months ended September 30, 1996. The ongoing plan by management to bring sales and marketing costs in line with existing revenues is the reason for this decrease. Marketing expenses decreased 40%, or $2.1 million, for the nine months ended September 30, 1997 to $3.2 million compared to $5.3 million for the same period in 1996. The decrease in marketing expenses in 1997 came from a reduction in advertising in the amount of $1.4 million with the balance of the decrease created primarily by personnel and promotion cuts. Sales expenses declined 23% to $1.6 million year-to-date in 1997 from $2.1 million for the same period in 1996. Reduction in personnel and related selling expenses account for most of this decrease in 1997. General and administrative expenses increased 7%, or $140 thousand, to $2.2 million year-to-date 1997 compared to $2.0 million year-to-date 1996. This increase was due primarily to an increase in legal fees during the first half of 1997 and investment banking fees incurred in 1997 and not in 1996. 4Health's research and development department increased spending 27%, or $77 thousand, year-to-date 1997 compared to 1996. This increase was due to the costs associated with clinical studies that were conducted in the first half of 1997.

Interest income decreased 57%, or $63 thousand, to $48 thousand year-to-date 1997 from $111 thousand year-to-date 1996. The reason for this decrease was the amount of cash and cash equivalents available for investment in interest bearing accounts was down compared to the amount available at the end of 1996.

The Company reported a net loss of $1.8 million, or $.16 per share, for the nine months ended September 30, 1997 compared to a net loss of $627 thousand, or $.07 per share, for the nine months ended September 30, 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents position at September 30, 1997, was $.3 million compared to $1.1 million on December 31, 1996. The $.8 million decrease in cash and cash equivalents position was a result of these resources being used to fund ongoing operations. The Company has a working capital ratio of 2 to 1.

The Company invests it's cash in an interest bearing money market account.

Accounts receivable totaled $1.35 million at September 30, 1997 as compared to $1.1 million on December 31, 1996. This $.25 million or 23% increase was due to primarily to the longer collection cycle for mass market related sales.

Inventories were valued at $1.6 million at September 30, 1997 as compared to $2.5 million at December 31, 1996, which represents
36% decrease or $.9 million. This decrease was due primarily to the sale to Active Media Services, Inc. of $.75 million.

The Company's prepaid advertising and promotion costs related to its UnDo product, as well as, prepaid costs associated with the introduction of new products and packaging caused short term prepaid expenses to increase to $.5 million at September 30, 1997 from $.2 million at December 31, 1996. This represents an increase of 250%.

Notes receivable decreased $263 thousand to $119 thousand at September 30, 1997 from $382 thousand at December 31, 1996. This was due to the collection of funds owed to Surgical Technologies, Inc. prior to the merger of 4Health and Surgical.

Capital expenditures for the first nine months of 1997 were $86 thousand compared to $462 thousand for the same period in 1996.

Other assets, net decreased 50% at September 30, 1997 from $1.1 million at December 31, 1996 to $574 thousand due primarily to an adjustment in the value of certain intangible assets related to the issuance of additional shares of stock on September 26, 1997 to original 4health, Inc. shareholders of record at the time of the merger with Surgical Technologies, Inc. (See Note 4 of the Notes to Condensed Financial Statements of this Form 10-Q/AA.)

Accounts payable and accrued liabilities increased $.2 million at September 30, 1997 to $1.6 million compared to the balance on December 31, 1996 and is related primarily to amounts due suppliers for inventory and unpaid advertising and promotion costs.

Notes payable increased to $367 thousand at September 30 1997 from $21 thousand at December 31, 1996 due to the company borrowing on its revolving line of credit which was negotiated and activated during the current quarter. Available borrowing capacity in addition to amounts outstanding at September 30, 1997 was $630 thousand.

The deferred tax liability decreased $60 thousand due to interim tax estimates by management.

Additional paid-in capital decreased $343 thousand to $7.9 million at September 30, 1997 from $8.2 million at December 31, 1996. This decrease was due primarily to an adjustment related to the issuance of additional shares of stock on September 26, 1997 to original 4health, Inc. shareholders of record at the time of the merger with Surgical Technologies, Inc. (See Note 4 of the Notes to Condensed Financial Statements of this Form 10-Q/AA.) This adjustment was partially offset by an increase in additional paid-in capital related to warrants as of September 30, 1997 in the amount of $190 thousand as compared to $0 at December 31, 1996. These warrant costs relate to warrant certificates issued on April 15, 1997 in which warrants are to be exchanged for investment banking and consulting services.

Additional paid in capital related to warrants as of September 30, 1997 was $190 thousand as compared to $0 at December 31, 1996. These warrant costs relate to warrant certificates issued on April 15, 1997 in which warrants are to be exchanged for investment banking and consulting services.

As previously mentioned, the Company has $.3 million in cash reserves at September 30, 1997 and working capital of $2 million with a 2 to 1 working capital ratio. Former Surgical Stockholders were issued 1,135,554 warrants and, if exercise at an $11.00 exercise price, could generate $12.5 million in cash for 4Health, Inc. These Warrants expire 18 months from the issuance date of July 15, 1996 and likelihood of them being exercised is dependent on the performance of the 4Health, Inc. Common Stock. As the stock price exceeds $11.00 per share, the probability of exercise increases. Currently, the stock is trading in the vicinity of $6.50 per share.

The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of accounts on trade sales, the level of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

Management believes that its working capital and borrowing capacity will be sufficient to satisfy anticipated sales growth and investment in facilities for at least 12 months. The Company continues to seek additional financing for future needs. There can be no assurance, however, that the Company will not require additional financing earlier than anticipated. Further, there can be no assurance that any additional financing will be available at acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

Part II.      OTHER INFORMATION
Item 6.  Exhibits and Reports of Form 8-K

Item 27. Financial Data Schedule. This Filing.























Signatures

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             4Health, Inc.

Dated: November 18, 1997
By:/s/ R. LINDSEY DUNCAN
R. Lindsey Duncan
President and Chief Executive Officer

Dated: November 18, 1997
By:/s/ SCOTT W. LUSK
Scott W. Lusk
Controller (Principal Accounting Officer)