Form 10-K
period 1997-12-31
4HEALTH INC
filed 1998-04-15
CIK 857353

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR the fiscal year ended December 31, 1997
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR the transition period from ____ to ____

                        Commission file number 0-18160

                                 4HEALTH, INC.
             (Exact name of registrant as specified in its charter)

                    UTAH                           87-046822
         (State of incorporation)   (I.R.S. Employer Identification No.)

                             5485 Conestoga Court
                           Boulder, Colorado  80301
                   (Address of principal executive offices)
                Registrant's telephone number:  (303) 546-6306

        Securities registered pursuant to Section 12(b) of the Act:  NONE
           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:   X     No:
    --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, 11,979,026 shares of the registrant's Common Stock, par value $0.01, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $31,048,738 (computed based upon the closing price for the Common Stock on the Nasdaq National Market on that date.)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                 4HEALTH, INC.
                              INDEX TO FORM 10-K


                                                                            Page
PART I.                                                                     ----
Item 1.     Business                                                         3

Item 2.     Properties                                                       9

Item 3.     Legal Proceedings                                                9

Item 4.     Submission of Matters to a Vote of Security Holders              9

PART II.
Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters                                              10

Item 6.     Selected Financial Data                                          11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12

Item 8.     Financial Statements and Supplementary Data                      17

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         17

PART III
Item 10.    Directors of the Registrant                                      17

Item 11.    Executive Compensation                                           19

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                       22

Item 13.    Certain Relationships and Related Transactions                   22

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                      23

            Exhibit Index                                                    24

            Index to Financial Statements                                    27

            Financial Statements                                             F-1

            Signature Page

PART I

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS ANNUAL REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF 4HEALTH," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT.

ITEM 1. BUSINESS

GENERAL

     4Health, Inc.("4Health" or the "Company"), a Utah corporation, formerly known as Surgical Technologies, Inc. ("Surgical"), is the successor to 4health, Inc., a California corporation originally formed in February, 1993 by R. Lindsey Duncan, which merged into Surgical on July 15, 1996, pursuant to which Surgical changed its name to "4Health, Inc." The merger was recorded as a reverse purchase. (See Note 1 to the Financial Statements.) The Company is a supplier and formulator of vitamins and nutritional supplements which are designed and formulated to address the dietary needs of the general public. 4Health's products are produced solely from natural ingredients and are formulated for the purposes of achieving dietary or nutritional goals.

     In mid-1997, the Company began a search for a strategic partner.
4Health management believed that the Company's lack of experience in the food, drug and mass market was limiting its future sales growth and reducing the Company's ability to generate significant economies of scale with respect to the cost of goods sold. As a result of this search, 4Health agreed to merge with Irwin Naturals, a California corporation ("IN"). IN was organized in August 1995 and formulates and distributes nutritional supplements through the food, drug and mass market, internationally and through health food stores. The Company chose IN as a strategic partner because of IN's significant international and mass market sales in comparison to other potential partners.

     On October 13, 1997, 4Health and IN entered into a letter of intent setting forth the basic terms of the merger. On January 7, 1998, 4Health, IN and Klee Irwin, president of IN, executed a merger agreement, dated as of December 24, 1997 and amended and restated on April 2, 1998 (the "Merger Agreement"), providing for the merger of IN with and into 4Health (the "Merger"). The Merger Agreement was approved by the board of directors of 4Health by their unanimous consents dated January 7, 1998 and April 2, 1998. Under the Merger Agreement, IN will be merged with and into 4Health, with the effect that IN will be dissolved and 4Health will continue as the surviving corporate entity, with its name changed to "Irwin Naturals/4Health, Inc."

     At the effective time of the Merger (the "Effective Time"), all 65,250 shares of IN Common Stock outstanding will be converted into an aggregate of 15,750,000 shares of 4Health Common Stock (representing approximately 56.8% of the issued outstanding capital stock of the surviving company) in accordance with the conversion ratio for the Merger, which provides that 241.37931 shares of 4Health Common Stock will be issued for each share of IN Common Stock outstanding at the Effective Time.

     As part of the Merger, the articles of incorporation of 4Health will be amended to (i) change its name to "Irwin Naturals/4Health, Inc.," (ii) increase the authorization of 4Health Common Stock to 50,000,000 shares and
(iii) adopt various provisions regarding the composition of the board of directors, the nominations for and the removal of directors and other management related matters. Pursuant to the Merger Agreement and the related Articles of Merger, and subject to shareholder approval, if the Merger is consummated the board of directors of the surviving corporation will consist of R. Lindsey Duncan, Klee Irwin, Anthony Robbins, John Schneider and Jon Diamond.

PRODUCTS

     4Health is of the opinion that its product formulas are proprietary and cannot be duplicated without the master recipes, which are secured in safekeeping. The Company attempts to protect its products and formulas with, among other things, "non-disclosure/non-competition" agreements with its manufacturers and employees and trademark protection. The formulations of 4Health's products were developed by the Company's founder and chief executive officer, R. Lindsey Duncan, a nutritionist certified by the National Institute of Nutritional Education. The Company trademarks all brand line names and most product names. The Company further protects its trademarks by taking prompt action against potential infringements.

     4Health's products that are sold through health food stores, under the proprietary brand name "Nature's Secret-Registered Trademark-", accounted for approximately 81% of 4Health's 1997 total sales. The Company also has a proprietary line of products that it sells to health care practitioners under the "Harmony Formulas-Registered Trademark-" label. Sales of Harmony Formulas-Registered Trademark- products comprised approximately 7% of the Company's total sales in 1997.

     In the Fall of 1996, 4Health introduced a line of products directed at the mass food and drug market. These products are currently marketed under the name "4Health-TM-." Sales from the 4Health-TM- line accounted for 12% of 4Health's total sales in 1997.

MANUFACTURING AND SUPPLY SOURCES

     All of 4Health's products are manufactured by third party suppliers pursuant to the Company's specifications and proprietary recipes. Prior to selecting a manufacturer to produce its products, 4Health reviews the manufacturer's raw material sources, quality assurance procedures, and reliability to assure that the proposed manufacturer meets the Company's criteria. All of the companies that manufacture for 4Health are required to meet strict manufacturing standards required by the Food and Drug Administration ("FDA"), and the Company believes that it benefits from such regulation in the overall quality of the products manufactured by such regulated entities. To date, the Company has relied exclusively on domestic manufacturers in order to facilitate quality assurance monitoring.

     4Health places purchase orders with its suppliers for individual product manufacturing lots for delivery of packaged and labeled products to the Company's distribution center in Broomfield, Colorado. 4Health has no long-term manufacturing agreements with any of its suppliers, but purchases manufactured lots pursuant to individual purchase orders. Currently, the Company utilizes eight separate manufacturers and believes that there are other qualified manufacturers that would meet quality assurance requirements if alternative manufacturing sources were required. 4Health maintains an inventory of approximately 60 to 90 days of anticipated demand and to date has not experienced material shortages of manufactured products for delivery.
 All ingredients in the Company's products are generally available from a number of alternative sources, although certain of the ingredients, such as those based on agricultural products, are subject to seasonal availability to a limited degree.

MARKETING AND SALES

     4Health principally markets its products through retail health food stores, including vitamin and natural foods grocery stores with vitamin aisles, and alternative health care providers such as chiropractors and nutritionists. In 1996, the Company also began marketing a distinct new line of products to the food, drug and mass market.

     Products are introduced to retail outlets through advertising of 4Health products in national nutrition magazines, trade magazines, and the Company's telemarketing staff and outside sales force which contacts retail outlet representatives to introduce 4Health's products and to provide continuing product education and sales support. Through product incentives, 4Health encourages retail outlet employees to utilize 4Health's products personally in order to become familiar with their use and benefits as a basis for recommending the products to customers. Traditionally, the Company's products have emphasized quality rather than price, especially with regards to the health food store market. The products designed for the food, drug and mass market have different formulations which allow the products to be priced for the more value-conscious buyer.

COMPETITION

     The industry in which the Company operates is highly competitive. In the health food stores and practitioners channels, there are many relatively small companies which offer products. 4Health's Nature's Secret-Registered Trademark-and Harmony Formula-Registered Trademark- brand lines have built strong brand loyalty with retailers, practitioners and customers through quality products, excellent customer service and an emphasis on health through education. The Company continues to be the leader in internal cleansing products and uses this success to launch products for other health concerns. In the food, drug and mass market, the Company faces increased competition where many of the competitors are significantly larger and have greater financial resources. The Company believes it will be able to compete successfully in the food, drug and mass market because of unique formulations and packaging, better quality, and good relationships with distributors and store buyers.

EMPLOYEES

     4Health has 70 employees, including one executive officer, three senior managers, 19 individuals in general administration, 25 individuals in sales and marketing, 19 individuals in operations, and 3 individuals in research and development. The Company's employees are not represented by a collective bargaining organization, and 4Health is not aware of any efforts to organize any such collective bargaining unit. 4Health has not experienced any work stoppages or slow-downs.

RISKS RELATED TO THE BUSINESS OF 4HEALTH

     LIMITED OPERATING HISTORY

     Since 4Health was organized in February of 1993, it has introduced a number of its products and established initial marketing outlets through health food stores and health care providers. The Company anticipates expanding current distribution channels, introducing new products, entering new markets, and in general expanding its activities and operations. Because of the nature of any such expansion, the accompanying results of operations for previous periods may not necessarily be indicative of the results of operations in the future. While 4Health has been successful in expanding its markets and distributors to date, it has been in operation for a limited amount of time, and there can be no assurance that it will be able to successfully continue to expand in the future. Further, there can be no assurance that expenditures of funds to expand current distribution channels, introduce new products, enter new markets, and in general to expand the Company's activities and operations will be successful in generating incremental profitable revenue.

     DIFFICULTY OF STRICT COMPLIANCE WITH GOVERNMENT REGULATIONS

     The processing, formulation, packaging, labeling and advertising of 4Health's products are subject to regulation by more than one federal agency. Congress has recognized the potential impact of dietary supplements in promoting the health of US citizens by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA") which severely limits the jurisdiction of the FDA in regulating dietary supplements. Further, because of the broad language of certain sections of DSHEA and the regulations which implement it, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance.

     On November 24, 1997, the Commission on Dietary Supplement Labels, a seven member group appointed by the President of the United States (the "DSL Commission"), issued an 84 page report (the "Report") which includes many recommendations for the regulation of label claims and statements for dietary supplements. The DSL Commission's conclusions and advice are in the form of a series of Findings and Guidelines and its ultimate recommendations are called Recommendations. Section 12 of DSHEA requires the FDA to publish in the Federal Register "a notice of any recommendation of the Commission for changes in regulations of the Secretary for the regulation of dietary supplements and shall include in such notice a notice of proposed rulemaking on such changes together with an opportunity to present views on such changes." Such notice has not yet been published.

     CONCENTRATION OF CUSTOMERS

     4Health received approximately 6.3% of its revenues from a single customer during 1997, General Nutritional Centers ("GNC"). 4Health does not have any long-term contractual relationship with GNC or any other customers. The loss of this customer would have an adverse impact on the business of 4Health.

     RELIANCE ON LIMITED NUMBER OF PRODUCTS

     4Health currently offers approximately 35 products and derived more than 12% of its revenues during 1997 from the sale of one product, Ultimate Cleanse-Registered Trademark-. As a result of the limited number of products from which the Company derives its revenue, the risks associated with 4Health's business increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the Company.

     STRENGTH OF 4HEALTH'S COMPETITORS

     Competition in the nutritional supplement industry is vigorous with a large number of businesses engaged in the industry. Operations in the food, drug and mass market exposes the Company to increased competition from vitamin and other health related products that compete for the same shelf space. Many of these competitors have established reputations for successfully developing and marketing nutritional supplement products. Many of such companies have greater financial, managerial, and technical resources than 4Health, which may put the Company at a competitive disadvantage. If 4Health is not successful in competing in those markets, it may not be able to recognize its business objectives.

     DEPENDENCE ON MANAGEMENT

     4Health is dependent on its management, particularly R. Lindsey Duncan, founder and president, for substantially all of its business activities, including the development of new products and the advancement of 4Health's identity and recognition in the nutritional supplement industry. The loss of the services of Mr. Duncan could have a material effect on the business, operations and financial condition of the Company. 4Health maintains a key-man life insurance policy on the life of Mr. Duncan in the amount of $5,000,000. Except for an intellectual property and non-compete agreement with Mr. Duncan, 4Health has no long-term agreement with any executive officer or key employee.

     NO LONG-TERM CONTRACTS WITH MANUFACTURERS OR DISTRIBUTORS

     4Health purchases all of its products from third-party manufacturers pursuant to purchase orders issued from time to time by 4Health but without any long-term manufacturing agreements. In the event that a current manufacturer is unable to meet the Company's manufacturing and delivery requirements at some time in the future, 4Health may suffer interruptions of delivery of certain products while it establishes an alternative source. The selection of alternative manufacturing sources may be delayed while the Company completes a review of the proposed manufacturer's quality control, raw material sources, and manufacturing and delivery capabilities.

     CUSTOMER GUARANTY OF SATISFACTION; RIGHT OF RETURN

     In an effort to build customer confidence and satisfaction, 4Health warrants satisfaction and grants to its customers the right of return for full credit any product that is unsatisfactory to the customer or that is shelf-worn or stale merchandise. Although the Company has had this policy since its inception and experienced product returns of only approximately 3% of gross sales in 1997, there can be no assurance that such a policy will not result in additional product returns in the future as 4Health expands its product lines and enters new markets.

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

     YEAR 2000

     4Health has conducted a review of its respective computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. While some upgrades will be necessary, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the Year 2000 problem is not expected to have a material effect on the cost of operation of the Company.

     The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 complaint in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. PROPERTIES

     The Company's principal offices are located at 5485 Conestoga Court, Boulder, Colorado in a Company owned building which houses all business activities other than distribution and has excess space for growth. The following table sets forth information regarding the Company's facilities:


          LOCATION               SIZE                   FUNCTION
          --------               ----                   --------
      Boulder, Colorado     28,000 sq. ft.       Corporate headquarters

    Broomfield, Colorado    22,600 sq. ft.   Distribution center and warehouse


     During fiscal year 1997, the Boulder facility was re-financed and the new mortgage is carried by Standard Insurance Company. The Broomfield distribution center is under a three year lease which became effective January 1, 1996 and expires December 31, 1998, at an annual rental of $84,750. The lease has a renewal option for another three years. 4Health believes both facilities are adequate in capacity and condition to satisfy growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on 4Health's business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     4Health's Common Stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. (Prior to that date, the Company was known as Surgical Technologies, Inc. with stock trading under the symbol SGTI. The prior trading history of Surgical has not been included herein because it does not reflect the results of the merger or the changed nature of the Company's business since the merger.)

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

     The range of high and low stock prices reported for the period between July 17, 1996 and the end of the fiscal year on December 31, 1997 appear in the following table:


       FISCAL YEAR            QUARTER            HIGH            LOW
       -----------            -------            ----            ---
          1996                  3rd           $ 13.000         $ 5.000

          1996                  4th           $  7.375         $ 5.500

          1997                  1st           $  5.625         $ 5.250

          1997                  2nd           $  6.1875        $ 5.000

          1997                  3rd           $  6.0625        $ 3.250

          1997                  4th           $  7.250         $ 4.250


     As of February 27, 1998, there were approximately 185 stockholders of record of the Company's Common Stock, exclusive of stockholders who hold title to their shares in street name.

DIVIDEND POLICY

     The Company has never paid dividends with respect to the 4Health Common Stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company, however, for the foreseeable future, the Board of Directors intends to retain all of the Company's earnings for use in the expansion of the Company's business.

REGISTRAR AND TRANSFER AGENT

     The registrar and transfer and warrant agent for the Company is American Securities Transfer and Trust, 938 Quail Street, Suite 101, Lakewood, CO, 80215-5513, telephone number (303)234-5300.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years in the period ended December 31, 1997 (from inception on February 17, 1993) have been derived from the audited financial statements of the Company included herein ("Financial Statements".) The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report.


                                                            YEARS ENDING DECEMBER 31,
                                                       FROM INCEPTION (FEBRUARY 17, 1993)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ----------------------------------------------------------------
                                           1993         1994         1995         1996         1997
INCOME STATEMENT DATA
  Net sales                            $      270    $   2,076   $   10,434   $   17,352   $    13,190
  Gross profit                                182        1,332        6,631       10,427         7,068
  Operating (loss) income                      (7)        (131)       1,131       (2,553)       (2,499)
  Interest expense, net                        (6)          (5)         (63)          38           (89)
                                       ----------------------------------------------------------------

  (Loss)income before income taxes            (13)        (136)       1,068       (2,515)       (2,588)
  Income taxes                                  1           (2)        (360)          26            76
                                       ----------------------------------------------------------------

  Net (loss) income                    $      (12)  $     (138)  $      708   $   (2,489)  $    (2,512)
                                       ----------------------------------------------------------------
                                       ----------------------------------------------------------------

PER SHARE DATA
  Net (loss) income per common
    share - basic and diluted          $    (.002)  $    (.019)  $    .08     $     (.25)  $      (.22)

Weighted average common shares
  outstanding - basic                   6,018,680    7,334,729    8,707,214    9,896,822    11,615,004

Weighted average common shares
  outstanding - diluted                 6,018,680    7,334,729    8,833,047    9,896,822    11,615,004



                                                  YEARS ENDING DECEMBER 31,
                                       ----------------------------------------------
BALANCE SHEET DATA                          1995            1996            1997
                                       --------------  --------------  --------------
  Working capital                             $ 2,237         $ 3,977         $ 1,701
  Total assets                                  5,228           9,290           7,000
  Long-term debt                                1,296           1,276           1,298
  Shareholders' equity                          3,043           6,362           3,807


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     REFERENCE IS HEREBY MADE TO THE DISCLOSURE REGARDING "FORWARD-LOOKING" STATEMENTS ON PAGE 3.

     The following table sets forth, for years 1995, 1996 and 1997, certain items from the Company's Statements of Operations included elsewhere herein, expressed as a percentage of net sales.



                                                  YEARS ENDING DECEMBER 31,
                                       ----------------------------------------------
                                            1995            1996            1997
                                            ----            ----            ----

Net Sales                                    100.0%          100.0%          100.0%
Cost of sales                                 36.4%           39.9%           46.4%
                                       --------------  --------------  --------------

Gross Profit                                  63.6%           60.1%           53.6%
General and administrative expenses           14.2%           17.1%           22.3%
Sales and marketing expenses                  37.1%           55.4%           47.0%
Research and development                       1.5%            2.3%            3.2%
                                       --------------  --------------  --------------

Income (loss) from operations                 10.8%          (14.7%)         (18.9%)
Other income (expense), net                   (0.6%)           0.2%           (0.7%)
                                       --------------  --------------  --------------

Income (loss) before income taxes             10.2%          (14.5%)         (19.6%)
(Provision) benefit for income taxes          (3.4%)           0.2%            0.6%
                                       --------------  --------------  --------------

Net income (loss)                              6.8%          (14.3%)         (19.0%)
                                       --------------  --------------  --------------
                                       --------------  --------------  --------------


1997 COMPARED TO 1996

     Net sales decreased $4.2 million or 24% from $17.4 million in 1996 to $13.2 million in 1997. Net sales in the Nature's Secret-Registered Trademark- brand decreased $5.6 million or 32%, from $15.6 million to $10.6 million, due primarily to a large sale to a major customer in 1996. Sales of the 4Health-TM-brand increased $.94 million or 142% from $.66 million in 1996 to $1.6 million in 1997 and net sales in the Harmony Formulas-Registered Trademark- brand decreased $.08 million or 8%, from $.96 million to $.88 million in the same periods respectively.

     Excluding the large sale to a major customer in 1996, overall net sales increased slightly in 1997. The Nature's Secret brand saw an increase in net sales in the last quarter of 1997 when compared to the same period in 1996. Management anticipates this trend to continue throughout 1998 due to its focused marketing campaign and introduction of new products. The Company also feels that the 4Health and Harmony Formulas brands will experience flat net sales in 1998. The Company also experienced increased international sales activity at the end of 1997 and management expects foreign sales to increase significantly in 1998.

     Gross profit decreased 32% to $7.1 million in 1997 from $10.4 million in 1996. The gross profit margin in 1997 declined 6.5 % from 60.1% in 1996 to 53.6% in 1997. Management attributes 3.3% of this decline to a $.76 million sale recorded at no profit to a barter company, 1.0% of this decline to the scrapping of obsolete inventory primarily related to a packaging changeover in the Nature's Secret brand, and the balance of this decline to a shift in sales to products with gross margins less than historical averages.

     General and administrative expenses decreased to $2.95 million in 1997
compared to $3.0 million in 1996.   As a percentage of sales, general and
administrative expenses increased 5.2% from 17.1% in 1996 to 22.3% in 1997. Management attributes this increase to the expenses related to operating as a publicly held company for an entire year and legal fees in connection with a dispute with a major customer, now settled, which significantly exceeded cuts in personnel and other overhead costs. Sales expenses decreased $.7 million or 26% from $2.7 million in 1996 to $2 million in 1997. Marketing expenses decreased $2.7 million or 39% from $6.9 million in 1996 to $4.2 million in 1997. As a percentage of sales, sales and marketing expenses decreased 8.4% from 55.4% in 1996 to 47.0% in 1997. Reductions in advertising expenses to support the Nature's Secret brand accounted for most of this decrease.

     Research and development costs increased slightly from $.415 million in 1996 to $.418 million in 1997. As a percent of net sales, these expenses increased .7%. Continued development of new products and ongoing clinical studies related to new and existing products accounted for this spending. Management expects this department to decrease its expenditures in 1998 as there are no clinical studies planned for the coming year.

     Management implemented an expense reduction program in the second half of 1997 which resulted in a drop in operating expenses of approximately $1 million in the second half of the year when compared to the first half. The expense reduction program is still in place in 1998, and management intends to continue to look for ways to cut costs in the coming year.

1996 COMPARED TO 1995

     Net sales increased $6.9 million in 1996 or 66%, from $10.4 million in 1995, to $17.3 million. Net sales in the Nature's Secret brand increased $5.7 million in 1996 or 37%, from $9.8 million in 1995 to $15.5 million, due primarily to a large sale to a major customer. Sales of the 4Health brand into the food, drug and mass market amounted to $.65 million of new business in 1996 and net sales in the Harmony Formulas brand increased $.3 million or 31%, from $.66 million in 1995 to $.96 million in 1997, due primarily to increased sales and marketing efforts.

     Gross profit increased 57% to $3.8 million from $6.6 in 1995 to $10.4 million in 1996. The gross profit margin in 1996 declined 3.5 % from 63.6% in 1995 to 60.1%. Management attributes this decline to introduction of new products with gross margins less than historical averages and aggressive discounting on large sales to a major customers.

     General and administrative expenses increased 100% to $3.0 million in 1996 compared to $1.5 million in 1995. As a percent of net sales, these expenses increased 3% from 14.1% in 1995 to 17.1% in 1996. Management attributes these increases to the Company's decision to build the corporate infrastructure by adding new executives and managers, expenses related to operating as a publicly held company and legal fees in connection with a dispute with a major customer. Additionally, sales and marketing expenses increased $5.7 million or 148% from $3.9 million in 1995 to $9.6 million in 1996. As a percentage of sales, sales and marketing expense increased 18.4% from 37.1% in 1995 to 55.4% in 1996. Increased selling and advertising expenses to support the Nature's Secret and 4Health brands accounted for 38% of this increase. The build-up of the outside sales forces, sales management and the addition of new marketing management for both brands accounted for another 35% of the increase. Television advertising related to the large sale to a major customer explained another 23% of the increase.

     Research and development costs increased 178% from $149 thousand in 1995 to $415 thousand in 1996. As a percent of net sales, these expenses increased less than 1%. Development of new products and clinical studies related to new and existing products accounts for this increase.

1995 COMPARED TO 1994

     Net sales, for the year ended December 31, 1995, increased 402% to $10.4 million from $2.1 million for the year ended December 31, 1994. This increase was primarily due to a significant market penetration of health food stores from approximately 2,000 in 1994 to 5,400 active accounts by the end of 1995. Included in these stores, is a large chain of approximately 1,600 health food stores.

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

     General and administrative expenses increased 143% in the year ended December 31, 1995 compared to the same period for 1994, however, as a percentage of sales, general and administrative expenses declined to 14.2% of net sales in 1995 compared to 29.3% in 1994. Management attributes this increase in spending to building infrastructure to remain competitive and to provide superior customer service. Sales and marketing expenses increased 374% in 1995 to $3.9 million up from $.8 million in 1994, however, as a percentage of sales, this spending declined to 37.1% in 1995 from 39.4% in 1994. The Company incurred $1.4 million in advertising expenditures in 1995 compared to $.15 million in 1994 and increased the staffing and infrastructure of the sales and marketing departments by increasing the outside sales force and adding other supporting activities. 4Health's research and development spending increased $.1 million. Only one new product was launched in 1995.

     Interest expense results from the $1.3 million loan on 4Health's building which was outstanding for twelve months in 1995 at 7.5% interest compared to only seven months in 1994 at an interest rate of 3.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's inception on February 17, 1993, it has financed its business growth primarily through operations, common stock sales and short-term borrowings from stockholders.

     The Company's cash and cash equivalents position at December 31, 1997, was $.11 million compared to $1.1 million on December 31, 1996. The $1 million decrease in cash was due primarily to the cost of national magazine advertising and the development of an infomercial for the mass market distribution channel in the first half of 1997. The magazine advertising was not targeted to health food store shoppers and proved to be ineffective in producing increased revenue and the infomercial was discontinued after an unsuccessful test. The Company ended the latest year with working capital of $1.6 million and a 1.8 to 1 working capital ratio.

     Accounts receivable totaled $1.6 million at December 31, 1997 as compared to $1.1 million on December 31, 1996. Management attributes the increase to the longer collection cycle for mass market related sales, as well as an increase of $.3 million in fourth quarter sales in 1997 when compared to the same period in 1996.

     Inventories were valued at $1.3 million at December 31, 1997 as compared to $2.5 million at December 31, 1996, which represents a 48% decrease or $1.2 million. The decline in inventories was due primarily to a sale to a barter company which reduced inventories $.76 million. Management attributes the rest of the inventory reduction to better inventory and vendor management.

     Notes receivable decreased $.27 million to $.11 million on December 31, 1997 from $.38 million on December 31, 1996 as the result of the payments on notes receivable acquired by 4Health in the merger with Surgical
Technologies, Inc.

     Capital expenditures for the year ended December 31, 1997 were $.08 million compared to $.53 million for the same period in 1996. Management attributes the decline in capital expenditures to its efforts to conserve cash and a policy to aggressively use the existing capital assets acquired in 1995 and 1996.

     Other assets as of December 31, 1996 consisted primarily of intangible assets related to the merger with Surgical Technologies, Inc. with the remainder made up of prepaid expenses and deposits. The intangible assets decreased $.53 million in 1997 due primarily to an adjustment in the value of those assets. At December 31, 1997, other assets included barter credits related to a sale of inventory to Active Media Services, Inc. The barter credits will be used by 4Health to pay for certain normal business expenditures, including, but not limited to, media advertising and promotion, travel, capital purchases and printing. Barter credits made up $.63 million of other assets at December 31, 1997. The balance of other assets at December 31, 1997 consisted of the aforementioned intangible assets, prepaid expenses and deposits.

     Accounts payable and accrued liabilities decreased $.3 million due primarily to borrowing on the Company's line of credit with Norwest Business Credit, Inc., which line had a balance of

$.7 million at December 31, 1997. Borrowings have been used primarily to pay vendors and suppliers for inventory needed for the normal seasonal first quarter increase in sales activity anticipated in 1998 and to finance additional accounts receivable generated in the fourth quarter of 1997. Available borrowing capacity in addition to the amount outstanding on the revolving line of credit at December 31, 1997 was $.25 million, and at March 27, 1998 was $.93 million.

     The decrease in deferred taxes from $.15 million at December 31, 1996 to $.01 million at December 31, 1997 was related to timing differences in accrued liabilities, sales reserves, depreciation and amortization.

     The Company used cash for operating activities of $3.3 million in 1996 and $2.1 million in 1997. $3.9 million in cash was generated in 1996 from investing activities, the majority of which came from the Surgical acquisition. This cash, together with the cash on hand at the beginning of 1996 of $.9 million and the additional borrowings from financing activities in 1997 of $.9 million has allowed the Company to fund these operating losses and some capital expenditures.

     The Company reduced its operating costs over $.95 million in the last six months of 1997 as compared to the first half of 1997. Although cash used in operations in the second half of 1997 increased slightly over the first half of 1997, the increase was due to a large reduction of accounts payable using the Company's line of credit. Cash flows from operations in the first quarter of 1998 continues to improve.

     The Company is not anticipating significant future capital requirements. Such investment will depend on many factors, including, but not limited to, the nature and timing of orders from customers, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, the ability of the Company to increase sales beyond the break even point and the status of competitive products. The Company believes, however, that the timing of any required expenditures will be somewhat discretionary.

     In January 1998, the Company entered into a merger agreement with Irwin Naturals, a company also engaged in the nutritional supplement business. The Company expects the anticipated merger to substantially increase its revenue stream and its cash flow generated from operations with minimal additional cost.

     Management believes that its working capital and borrowing capacity will be sufficient to fund its cash operating requirements over the next 12 months. Nevertheless, because of its anticipated sales growth, the Company continues to explore sources of additional capital for future needs. There can be no assurance, however, that the Company will not require additional financing earlier than anticipated. Further, there can be no assurance that additional financing will be available at acceptable terms to the Company or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are filed with this report as pages F-1 through F-20. The Index to Financial Statements appears on page 27.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages, and positions of the Company's directors, executive officers and other significant employees.

-----------------------------------------------------------------------
                              OFFICER  DIRECTOR
NAME                     AGE   SINCE    SINCE    POSITION
-----------------------------------------------------------------------
R. Lindsey Duncan         35    1993     1993    Chairman of the Board,
                                                 Chief Executive
                                                 Officer, President
Cheryl M. Wheeler         37    1993     1993    Secretary, Director,
                                                 Marketing Manager
Scott W. Lusk             40    1997      -      Director of Finance
Rockwell D. Schutjer      51    1996     1996    Director, Manager of
                                                 the Surgical
                                                 Technologies Division
Steven B. Beckman         30     -       1997    Director

     R. LINDSEY DUNCAN, the founder of 4Health, is a nutritionist certified by the National Institute of Nutritional Education, an industry accrediting body. Since the mid-1980s, he has owned, operated, and been the principal nutritionist of Home Nutrition Clinic, Santa Monica, California. In January 1988, Mr. Duncan began formulating his own nutritional supplements and in 1993, he organized 4health, Inc. (a California corporation and a predecessor to the Company.) Mr. Duncan is a member of the National Nutritional Foods Association, the American Herbal Products Association, and the Herb Research Foundation.

     CHERYL M. WHEELER, a marketing manager at the Company, assists Mr. Duncan with industry seminars, speeches, and other public appearance and related marketing activities. Ms. Wheeler is a nutritionist certified by the National Institute of Nutritional Education. For in excess of five years prior to her joining the Company, Ms. Wheeler was a nutritionist, a professional stuntwoman, and martial arts expert.

     SCOTT W. LUSK, has been with the finance department of 4Health since September of 1995. He has fifteen years of experience in wholesale, distribution, retail sales, and computer networking. Mr. Lusk received a bachelor of science degree in accounting from the University of Northern Colorado and is a certified public accountant.

     ROCKWELL D. SCHUTJER, a co-founder of Surgical Technologies, Inc., has served as a director since its inception. Mr. Schutjer currently serves as Manager of Surgical Technologies, a division of 4Health, Inc. Mr. Schutjer received his bachelor of science degree in business finance from the University of Utah. After the Merger, Mr. Schutjer was elected to 4Health's board of directors.

     STEVEN B. BECKMAN, has been a director of the Company since 1997. Mr. Beckman is President of Achieve Communications, Inc., which he founded in 1996 in Boulder, Colorado. From 1993 through 1996, Mr. Beckman served as Vice President Sales and Marketing at 4health, Inc. as well as being responsible for accounting and operations functions from 1993 to 1995. Prior to joining 4health, Inc., Mr. Beckman's experience was in sales and marketing functions. He received a bachelor of arts degree from the University of California at Santa Barbara.

     The Board of Directors of 4Health during 1997 was comprised of R. Lindsey Duncan, Cheryl Wheeler, Todd B. Crosland (resigned effective June 12,
1997), Rockwell D. Schutjer and Steven B. Beckman. The Board of Directors met 2 times during 1997 for regular Board of Directors meetings. All directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held while they were members and (ii) the total number of meetings held by all Committees of the Board of Directors on which they served as members except Mr. Crosland, who missed one Board meeting. In addition, on several occasions, the Board of Directors gave their unanimous written consent on issues involving normal corporate business. The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee, and the Long-Term Stock Incentive Plan Administration Committee ("LTSIP Administration Committee"). During 1997, the Audit Committee and the LTSIP Administration Committee were composed of Messrs. Crosland and Beckman. The Audit Committee did not meet during 1997, the functions of such committee being performed by the Board of Directors as a whole. The LTSIP Administration Committee met throughout 1997 as needed to grant stock options. The LTSIP Administration Committee is responsible for overseeing 4Health's Long-Term Stock Incentive Plan (the "LTSIP") including, subject to the express terms of the LTSIP, making awards, interpreting the LTSIP, amending and rescinding rules and other duties related to the proper implementation of the LTSIP. During 1997, the Compensation Committee was composed of Messrs. Duncan, Crosland, and Beckman. The Compensation Committee met once in 1997. The primary responsibility of the Compensation

Committee is to establish and review the compensation policies of 4Health, including those for executives. During 1997, 4Health did not have a nominating committee, the functions of such a committee being performed by the Board of Directors as a whole.

     The LTSIP provides that upon assuming office, each non-employee director shall be granted a non-qualified option to acquire 5,000 shares of Common Stock at an exercise price equal to 100% of the fair market value on the date of grant. One-half of the grant shall become exercisable upon completion of one year of service as a director and the remaining balance upon completion of two years of service as a director. All options have a five year expiration term. On April 1, 1997, Mr. Beckman received 5,000 options under this policy exercisable at a price of $5.00 per share.

     Directors do not receive compensation for attending meetings of the Board of Directors. Directors are reimbursed for their reasonable travel and lodging expenses incurred attending meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of 4Health are required to file reports on Form 3, 4 and 5 of their beneficial holdings and transactions in the 4Health Common Stock. During 1997, all such reports were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows, for the year ending December 31, 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to R. Lindsey Duncan, 4Health's President and Chief Executive Officer. No other executive received total cash compensation exceeding $100,000 during 1997.

                                SUMMARY COMPENSATION

                                                          LONG-TERM COMPENSATION
                                                      --------------------------------
                                ANNUAL COMPENSATION          AWARDS           PAYOUTS
                             ---------------------------------------------------------
                                                                                         ALL
                                                       RESTRICTED  SECURITIES           OTHER
                                                         STOCK     UNDERLYING   LTIP    COMPEN-
NAME AND POSITION      YEAR   SALARY    BONUS   OTHER    AWARD       OPTIONS   PAYOUTS   SATION
R. Lindsey Duncan,     1997  $150,000    $0      $0       $0        401,252      $0        $0
  President and Chief  1996   150,000     0       0        0        331,034       0         0
  Executive Officer    1995    84,023     0       0        0        105,329       0         0

OPTION EXERCISES AND HOLDINGS

     The following table presents information with respect to the Chief Executive Officer concerning the exercise of options during 1997 and unexercised options held as of December 31, 1997. No options were granted to the Chief Executive Officer during 1997.

               AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

                                                    NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
                                                          OPTIONS AT             THE-MONEY OPTIONS AT
                                                       DECEMBER 31, 1997          DECEMBER 31, 1997
                                                  ------------------------------------------------------
                         SHARES        VALUE
NAME                   EXERCISED(#)  REALIZED($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
R. Lindsey Duncan          0            $0          401,252       35,111      $444,723(1)     $0.00(1)

(1) Based on the closing market price of $5.125 per share for 4Health's Common Stock as of December 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     R. Lindsey Duncan, the President and Chief Executive Officer of 4Health, served on the Compensation Committee of the Board of Directors during 1997.

REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors has responsibility for making recommendations regarding compensation policy for 4Health, including executives. The Compensation Committee's overall goal is to provide a strong link among shareholder value, company performance, and executive compensation. An additional goal is to promote long-term growth and development for 4Health by attracting and retaining qualified and talented executives. The following report shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

     4Health uses various compensation surveys, including industry and regional specific surveys, to develop its compensation strategy and plans. The Compensation Committee also refers to such surveys for executive compensation, including that of the Chief Executive Officer.

     There is no set policy for adjusting base salary or bonuses subsequent to initial employment. Such adjustments in the past have occurred due to changes in job skills, performance, and competitive salary information.

     4Health's current stock option plan includes executives, managers and key employees. Stock options are granted periodically by the LTSIP Administration Committee of the Board of Directors. The Long-Term Stock Incentive Plan allows the grant of options, both incentive and non-qualified. Historically, the LTSIP Administration Committee has granted non-qualified options. For executives, the options are usually granted with one third vesting after each year of service with 4Health. Pricing of the options generally begins at the fair market price on the date of grant for the options vested after one year and increases $1.00 per share for each additional year of service.

     The compensation of Mr. Duncan, Chief Executive Officer of 4Health, for 1997 is shown in the Summary Compensation table. The Compensation Committee believes that Mr. Duncan's compensation adequately reflects his performance as 4Health's President and Chief Executive Officer.

     The Compensation Committee has reviewed 4Health's compensation plans with regard to the deduction limitations under the Omnibus Budget Reconciliation Act of 1993 (the "Act") and the final regulations interpreting the Act which have recently been adopted by the Internal Revenue Service and the Department of the Treasury. Based on this review, the Committee has determined that 4Health's LTSIP, as previously approved by shareholders, meets the requirements for deductibility under the Act. The Committee believes that no tax deduction will be lost as a result of Section 162(m) on compensation paid to Company executives in 1997.

                         R. Lindsey Duncan, Todd B. Crosland, Steven B. Beckman

STOCK PERFORMANCE

     The graph below presents a comparison of the cumulative shareholder return of the Company's Common Stock over the period July 17, 1996 to December 31, 1997 with the cumulative total return over the same period for The Nasdaq Stock Market - U.S. Companies Total Return Index and a peer group represented by the Nasdaq Pharmaceutical Stocks Total return Index (SIC code 283). Both indexes were prepared for Nasdaq by the Center for Research in Security Prices. The graph below compares the cumulative total return of 4Health's Common Stock over the July 17, 1996 to December 31, 1997 period assuming a $100 investment on July 17, 1996 and assuming reinvestment of all dividends. (4Health's Common stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. Prior to that date, 4Health was known as Surgical Technologies, Inc. with stock trading under the symbol SGTI. The prior market performance history of Surgical has not been included herein because it does not reflect the results of the merger or the changed nature of 4Health's business since the merger. The graph is based on daily total return figures from July 17, 1996 and month-end figures from July 30, 1996 through December 31, 1997.)



                                   [GRAPHIC]



                             ---------------------------------------------------------------
                                                    QUARTER END VALUES
                             ---------------------------------------------------------------
                             7/17/96  9/30/96  12/31/96  3/31/97  6/30/97  9/30/97  12/31/97
--------------------------------------------------------------------------------------------
4Health                      $100.00  $ 78.95   $ 57.90  $ 58.55  $ 61.84  $ 50.66   $ 53.95
--------------------------------------------------------------------------------------------
Nasdaq US Index               100.00   113.16    118.73   112.29   132.88   155.35    145.69
--------------------------------------------------------------------------------------------
Nasdaq Pharmaceutical Index   100.00   113.64    110.25   104.70   113.03   126.80    113.92
--------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table includes information as of December 31, 1997 concerning the beneficial ownership of the holdings of the Company's Common Stock by (i) all persons who are known by the Company to hold five percent or more of the outstanding shares of 4Health Common Stock, (ii) each of the directors of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investing power with respect to shares shown as beneficially owned by them.


                                                    SHARES
                                                  BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED          PERCENT
------------------------------------              ------------      -------
PRINCIPAL SHAREHOLDERS
----------------------
R. Lindsey Duncan                                  5,899,153 (4)     49.25%
  5485 Conestoga Court
  Boulder, CO  80301

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

R. Lindsey Duncan (1)(2)                           ------ See Above  ------

Cheryl Wheeler (1)(3)                                332,353 (4)      2.77%

Rockwell D. Schutjer (1)                              75,250 (4)        *

Steven B. Beckman (1)                                  7,523 (4)        *

Scott W. Lusk (3)                                      5,864 (4)        *

All Officers and directors as a group (5 people)   6,320,143 (4)     52.76%
------------------------------------------------

*    Less than 1%
(1)  Serves as a director of 4Health.
(2) Serves as an executive officer of 4Health and appears in the Summary Compensation table.
(3) Serves as an executive officer of 4Health, but does not appear in the Summary Compensation table.
(4) Includes the following number of shares which could be purchased under stock options exercisable within 60 days from the date hereof; Mr. Duncan, 401,252 shares; Ms. Wheeler, 51,914 shares; Mr. Schutjer, 9,000 shares; Mr. Beckman, 7,523 shares; Mr. Lusk, 4,512 shares; and all officers and directors as a group, 474,201 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a director and in accordance with the LTSIP, on April 1, 1997, Mr. Beckman received 5,000 options under the LTSIP exercisable at a price of $5.00 per share (the fair market value.) One-half of these options becomes exercisable upon completion of one year of service as a director and the remaining balance upon completion of two years of service as a director.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Financial Statements (and Financial Statement Schedules) at page 27 of this Form 10-K.

     (2) Financial Data Schedule. All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were not required under the instructions contained in Regulation S-X.

     (3)  Exhibits.  See Exhibit Index at page 24 of this Form 10-K.

(b) Form 8-K dated October 14, 1997 consisting of the Registrant's press release regarding its signing of a letter of intent to merge.

                                   EXHIBIT INDEX

           SEC
EXHIBIT  REFERENCE
NUMBER    NUMBER                             TITLE OF DOCUMENT                                      LOCATION
----------------------------------------------------------------------------------------------------------------
ITEM 2.             PLAN OF ACQUISITION, REORGANIZATION, LIQUIDATION, OR SUCCESSION
----------------------------------------------------------------------------------------------------------------
 2.01       2       Agreement and Plan of Merger dated April 10, 1996, by and between            Incorporated by
                    4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996        Reference (5)

 2.02       2       Asset Purchase Agreement dated November 30, 1995, by and between             Incorporated by
                    Microtek Medical, Inc., and Surgical Technologies, Inc.                       Reference (4)

 2.03       2       Acquisition Agreement dated effective January 1, 1996, by and between        Incorporated by
                    Rex Industries Acquisition Corporation and Rex Industries, Inc.               Reference (4)

 2.04       2       Amended and Restated Agreement and Plan of Merger dated December               This Filing
                    24, 1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin
                    Naturals as amended April 2, 1998.

ITEM 3.             ARTICLES OF INCORPORATION AND BYLAWS
----------------------------------------------------------------------------------------------------------------
 3.01       3       Articles of Incorporation of Surgical Subsidiary, Inc., a Utah Corporation   Incorporated by
                    now known as Surgical Technologies, Inc.                                      Reference (7)

 3.02       3       Articles of Merger and related Plan of Merger                                Incorporated by
                                                                                                  Reference (7)

 3.03       3       Bylaws                                                                       Incorporated by
                                                                                                  Reference (7)

 3.04       3       Articles of Merger and related Plan of Merger                                Incorporated by
                                                                                                  Reference (5)

 3.05       3       Form of Articles of Merger and related Plan of Merger                          This Filing

ITEM 4.             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------------
 4.01       4       Form of Warrant Agreement between 4Health, Inc. and Zions First              Incorporated by
                    National Bank with related form of Warrant                                    Reference (5)

 4.02       4       Form of Sale Restriction Agreement respecting shareholders of both           Incorporated by
                    Surgical Technologies, Inc., and 4Health, Inc.                                Reference (5)

 4.03       4       Form of Consent, Approval, and Irrevocable Proxy respecting certain          Incorporated by
                    Surgical stockholders with related schedule                                   Reference (5)

 4.04       4       Form of Consent, Approval, and Irrevocable Proxy respecting certain          Incorporated by
                    4Health stockholders with related schedule                                    Reference (5)

 4.05       4       Specimen Common Stock Certificate                                            Incorporated by
                                                                                                  Reference (5)

 4.06       4       Specimen Warrant Certificate                                                 Incorporated by
                                                                                                  Reference (5)

 4.07       4       Warrant certificates between 4Health and Allen & Company Incorporated        Incorporated by
                    dated April 15, 1997                                                          Reference (9)

           SEC
EXHIBIT  REFERENCE
NUMBER    NUMBER                             TITLE OF DOCUMENT                                      LOCATION
----------------------------------------------------------------------------------------------------------------
ITEM 5.             OTHER ITEMS
----------------------------------------------------------------------------------------------------------------
 5.01       5       Summary of Revolving Line of Credit Agreement between 4Health and            Incorporated by
                    Norwest Business Credit, Inc.                                                 Reference (1)

ITEM 10.            MATERIAL CONTRACTS
----------------------------------------------------------------------------------------------------------------
10.01       1       Form of Directors' Options                                                   Incorporated by
                                                                                                  Reference (4)*

10.02      10       Stock Option and Stock Award Plan                                            Incorporated by
                                                                                                  Reference (4)*

10.03      10       1991 Directors' Stock Option Plan                                            Incorporated by
                                                                                                  Reference (4)*

10.04      10       Directors' Stock Option Plan                                                 Incorporated by
                                                                                                  Reference (6)*

10.05      10       Technology Purchase Agreement between Ellis E. Williams, Professional        Incorporated by
                    Medical, Inc., and Surgical Technologies, Inc., dated February 4, 1993        Reference (7)

10.06      10       Patent Cross-License Agreement between Utah Medical Products, Inc.,          Incorporated by
                    and Professional Medical, Inc., dated February 9, 1993                        Reference (8)

10.07      10       Form of Promissory Note in the amount of $1,000,000 payable to First         Incorporated by
                    Interstate Bank, dated August 16, 1994                                        Reference (8)

10.08      10       Deed of Trust Note and related Deed of Trust, Assignment of Rents,           Incorporated by
                    Security Agreement, and Fixture Filing, dated April 8, 1994, in the           Reference (7)
                    principal amount of $1,000,000 due Standard Insurance Company

10.09      10       Stock Purchase Agreement dated May 6, 1994, between Surgical                 Incorporated by
                    Technologies, Inc., and Benitex, A.G.                                         Reference (7)

10.10      10       Real Estate Contract dated February 2, 1994, between Surgical                Incorporated by
                    Technologies, Inc. and Rex Crosland related to the facilities at 2801 South   Reference (7)
                    Decker Lake Lane, Salt Lake City, Utah

10.11      10       Asset Purchase Agreement between Milwaukee Acquisition Company,              Incorporated by
                    Insulation Distributors, Inc., and Surgical Technologies, Inc., effective     Reference (7)
                    September 30, 1993

10.12      10       All-Inclusive Promissory Note and related All-Inclusive Trust Deed,          Incorporated by
                    relating to sale of building and property, dated March 31, 1995, in the       Reference (8)
                    principal amount of $981,375.32

10.13      10       1996 Long-Term Stock Incentive Plan                                          Incorporated by
                                                                                                  Reference (5)

           SEC
EXHIBIT  REFERENCE
NUMBER    NUMBER                             TITLE OF DOCUMENT                                      LOCATION
----------------------------------------------------------------------------------------------------------------
10.14      10       Form of $2.00 option granted to Surgical directors, officers, and            Incorporated by
                    employees with related schedule                                               Reference (5)*

10.15      10       Form of Option granted to Todd B. Crosland                                   Incorporated by
                                                                                                  Reference (5)*

10.16      10       Form of Option granted to Rockwell D. Schutjer                               Incorporated by
                                                                                                  Reference (5)*

10.17      10       Form of Proprietary Information, Inventions, and Non-Competition             Incorporated by
                    Agreement between 4Health and R. Lindsey Duncan                               Reference (5)

10.18      10       Form of Employment Agreement between the Surviving Corporation and           Incorporated by
                    Rockwell D. Schutjer                                                          Reference (5)*

10.19      10       Deed of Trust Note and related Deed of Trust, Assignment of Rents,           Incorporated by
                    Security Agreement, and Fixture Filing, dated February 20, 1997, in the       Reference (3)
                    principal amount of $1,350,000 due Standard Insurance Company

10.20      10       Form of Non-Negotiable Promissory Note                                         This Filing

ITEM 20.            OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------------
20.01      20       Notice of change of transfer and warrant agent.                              Incorporated by
                                                                                                  Reference (2)

ITEM 27.            FINANCIAL DATA SCHEDULE
----------------------------------------------------------------------------------------------------------------
27.01      27       Financial Data Schedule                                                        This Filing

-----------------
(1) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.

(2) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.

(3) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.

(5) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.


(6) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.

(7) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.

(8) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.

(9) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.

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

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  F-8

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To 4Health, Inc.:

     We have audited the accompanying balance sheets of 4Health, Inc. (a Utah corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4Health, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP



Denver, Colorado,
  February 20, 1998.

                                   4Health, Inc.
                                   Balance Sheets
                          As of December 31, 1997 and 1996

                                                           1997         1996
                                                        ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                             $  109,787   $1,086,168
  Accounts receivable, net of allowance for doubtful
    accounts of $13,998 and $23,296, respectively        1,609,692    1,105,207
  Inventories                                            1,329,223    2,534,881
  Deferred tax asset                                       225,506      313,872
  Other assets                                             281,262      171,138
  Notes receivable, net of allowance of $300,000            34,817      265,819
                                                        ----------   ----------
    Total Current Assets                                 3,590,287    5,477,085

PROPERTY AND EQUIPMENT, NET                              2,295,707    2,559,629
OTHER ASSETS, NET                                        1,036,088    1,136,531
NOTES RECEIVABLE                                            78,063      116,308
                                                        ----------   ----------
    Total Assets                                        $7,000,145   $9,289,553
                                                        ----------   ----------
                                                        ----------   ----------

CURRENT LIABILITIES
  Accounts payable                                      $  698,310   $  484,079
  Accrued liabilities                                      360,454      878,025
  Taxes payable                                             60,587      113,833
  Notes Payable, current portion                            29,454       20,555
  Line of credit                                           740,797        -
  Capital leases                                             -            3,733
                                                        ----------   ----------
    Total Current Liabilities                            1,889,602    1,500,225

DEFERRED TAX LIABILITY                                       5,638      152,112
NOTES PAYABLE                                            1,297,629    1,275,716
                                                        ----------   ----------
    Total Liabilities                                    3,192,869    2,928,053

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 30,000,000
    authorized, 11,977,908 and 11,460,374
    issued and outstanding, respectively                   119,779      114,603
  Additional paid-in capital - common stock              7,904,884    8,226,844
  Additional paid-in capital - common stock warrants       275,000        -
  Treasury stock                                           (50,000)     (50,000)
  Retained deficit                                      (4,442,387)  (1,929,947)
                                                        ----------   ----------
    Total Stockholders' Equity                           3,807,276    6,361,500
                                                        ----------   ----------
    Total Liabilities and Stockholders' Equity          $7,000,145   $9,289,553
                                                        ----------   ----------
                                                        ----------   ----------

        The accompanying notes are an integral part of these balance sheets.

                                   4Health, Inc.
                              Statements of Operations
                For the years ended December 31, 1997, 1996 and 1995

                                     1997         1996          1995
                                 -----------   -----------   -----------
Net sales                        $13,189,979   $17,351,829   $10,434,022
Cost of goods sold                 6,122,315     6,924,473     3,802,877
                                 -----------   -----------   -----------
Gross profit                       7,067,664    10,427,356     6,631,145

Operating expenses:
Sales and marketing                6,197,524     9,585,232     3,873,466
Research and development             418,190       414,998       149,366
General and administrative         2,951,294     2,980,484     1,476,986
                                 -----------   -----------   -----------
                                   9,567,008    12,980,714     5,499,818
                                 -----------   -----------   -----------
(Loss) income from operations     (2,499,344)   (2,553,358)    1,131,327
                                 -----------   -----------   -----------
Other income (expense):
Interest income                       51,727       146,592        27,542
Interest expense                    (140,601)     (108,486)      (90,467)
                                 -----------   -----------   -----------
                                     (88,874)       38,106       (62,925)
                                 -----------   -----------   -----------
Net (loss) income before
  income tax (provision) benefit  (2,588,218)  (2,515,252)     1,068,402

Income tax (provision) benefit        75,778        26,175      (359,723)
                                 -----------   -----------   -----------

NET (LOSS) INCOME                $(2,512,440)  $(2,489,077)  $   708,679
                                 -----------   -----------   -----------
                                 -----------   -----------   -----------

Net (loss) income per
  common share - basic and
  diluted                        $      (.22)  $      (.25)  $       .08
                                 -----------   -----------   -----------
                                 -----------   -----------   -----------

Weighted average common
  shares outstanding - basic      11,615,004     9,896,822     8,707,214
                                 -----------   -----------   -----------
                                 -----------   -----------   -----------

Weighted average common
  shares outstanding - diluted    11,615,004     9,896,822     8,833,047
                                 -----------   -----------   -----------
                                 -----------   -----------   -----------

          The accompanying notes are an integral part of these statements.

                                   4Health, Inc.
                         Statements of Stockholders' Equity
                For the years ended December 31, 1997, 1996 and 1995

                                                                            ADDITIONAL
                                                                             PAID-IN
                                   PREFERRED STOCK        COMMON STOCK       CAPITAL   TREASURY STOCK
                                ----------------------------------------------------------------------                   TOTAL
                                 COMMON STOCK                                                             RETAINED       STOCK-
                                  EQUIVALENT                                                              EARNINGS      HOLDERS'
                                    SHARES    AMOUNT     SHARES    AMOUNT     AMOUNT    SHARES   AMOUNT   (DEFICIT)      EQUITY
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1994           -      $   -     8,703,442  $ 87,034  $  954,271     -       -     $  (149,549)  $  891,756

Issuance of Series A Convertible
  Preferred Stock for cash, net
  of offering costs of $87,229
  consisting of cash and common
  stock                            376,167    15,000      11,285       113   1,427,658     -       -            -       1,442,771

Net income                            -         -         -           -         -          -       -         708,679      708,679
                               --------------------------------------------------------------------------------------------------
BALANCES, December 31, 1995        376,167   $15,000   8,714,727  $ 87,147  $2,381,929     -       -     $   559,130   $3,043,206

Conversion of a $50,000
  shareholder note receivable
  for Treasury Stock                  -         -         -           -         -       90,890  (50,000)        -         (50,000)
Conversion of Series A
  Convertible Preferred Stock     (376,167)  (15,000)    376,167     3,762      11,238     -        -           -           -
Common stock issued in merger
  with Surgical Technologies
  Inc.                                -         -      2,271,108    22,711   5,738,947     -        -           -       5,761,658
Issuance of common stock to
  employees, directors and
  officers for options
  exercised                           -         -         98,372       983      94,730     -        -           -          95,713

Net loss                              -         -          -          -          -         -        -     (2,489,077)  (2,489,077)
                               --------------------------------------------------------------------------------------------------
BALANCES, December 31, 1996           -      $  -     11,460,374  $114,603  $8,226,844  90,890 $(50,000) $(1,929,947)  $6,361,500
                               --------------------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                                   4Health, Inc.
                         Statements of Stockholders' Equity
                For the years ended December 31, 1997, 1996 and 1995
                                    (Continued)

                                                                            ADDITIONAL
                                                                             PAID-IN
                                   PREFERRED STOCK        COMMON STOCK       CAPITAL    TREASURY STOCK
                                --------------------------------------------------------------------------
                                 COMMON STOCK
                                  EQUIVALENT
                                    SHARES    AMOUNT     SHARES     AMOUNT     AMOUNT    SHARES    AMOUNT
----------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1996           -      $         11,460,374  $114,603  $8,226,844  90,890   $(50,000)

Issuance of common stock to
  employees (current and former)
  for options exercised               -         -          17,534       176     151,724    -          -
Issuance of warrants as
  compensation for investment
  banking services                    -         -           -         -           -        -          -
Issuance of common stock to Old
  4Health shareholders pursuant
  to a realignment of equity
  interests (Note 1)                  -         -         500,000     5,000    (473,684)   -          -

Net loss                              -         -           -         -           -        -          -
                                 -------------------------------------------------------------------------
BALANCES, December 31, 1997           -      $  -      11,977,908  $119,779  $7,904,884  90,890   $(50,000)
                                 -------------------------------------------------------------------------
                                 -------------------------------------------------------------------------


ADDITIONAL
 PAID-IN
 CAPITAL                    TOTAL
 COMMON      RETAINED       STOCK-
  STOCK      EARNINGS      HOLDERS'
 WARRANTS   (DEFICIT)      EQUITY
-----------------------------------
$   -      $(1,929,947)  $6,361,500
    -           -           151,900
 275,000        -           275,000
    -           -          (468,684)
    -       (2,512,440)  (2,512,440)
-----------------------------------
$275,000   $(4,442,387)  $3,807,276
-----------------------------------
-----------------------------------

          The accompanying notes are an integral part of these statements.

                               4Health, Inc.
                          Statements of Cash Flows
            For the years ended December 31, 1997, 1996 and 1995

                                                            1997          1996          1995
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                       $(2,512,440)  $(2,489,077)  $   708,679
Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Depreciation and amortization                           442,902       234,867       122,401
    Bad debt expense                                         15,788         -             -
    Loss on disposal of assets                               99,148         7,444        33,927
    Issuance of warrants for compensation expense           275,000         -             -
(Increase) decrease in:
    Accounts receivable                                    (520,274)      (54,168)     (723,462)
    Inventory                                             1,205,658    (1,166,483)     (584,420)
    Other assets                                           (674,177)     (147,580)      (52,118)
    Deferred tax assets                                      88,366      (231,862)      (31,005)
Increase (decrease) in:
    Accounts payable                                        214,231      (125,252)      311,852
    Accrued interest payable                                  -             -             4,984
    Accrued liabilities                                    (517,571)      558,913        84,920
    Taxes payable                                           (53,246)       63,868       (24,495)
    Deferred tax liability                                 (146,474)       61,547        32,458
                                                        -----------   -----------   -----------
Net cash used in operating activities                    (2,083,089)   (3,287,783)     (116,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                   -           524,002         -
Acquisition of Surgical Technologies, Inc.                    -         3,639,257         -
Purchase of fixed assets                                    (84,111)     (532,754)     (689,030)
Proceeds from asset dispositions                                600         -            11,205
Proceeds from note receivable                               269,247       262,062         -
                                                        -----------   -----------   -----------
Net cash provided by (used in) investing activities         185,736     3,892,567      (677,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Preferred Stock                                 -             -         1,500,000
Preferred Stock issuance costs                                -             -           (57,229)
Proceeds from common stock                                  151,900        95,713         -
Surgical Technologies, Inc. acquisition costs                 -          (457,551)        -
Borrowings on short-term debt                             2,577,490         -             -
Borrowings on long-term debt                              1,350,000         -             -
Repayments on short-term borrowings                      (1,836,693)        -             -
Repayments on long-term borrowings                       (1,319,188)      (71,198)        -
Repayments on capital leases                                 (2,537)       (5,515)       (3,413)
                                                        -----------   -----------   -----------
Net cash provided by (used in) financing activities         920,972      (438,551)    1,439,358
                                                        -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH                            (976,381)      166,233       645,254

CASH AND CASH EQUIVALENTS, at beginning of period         1,086,168       919,935       274,681
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, at end of period             $   109,787   $ 1,086,168   $   919,935
                                                        -----------   -----------   -----------
                                                        -----------   -----------   -----------

      The accompanying notes are an integral part of these statements.

                               4Health, Inc.
                          Statements of Cash Flows
           For the years ended December 31, 1997, 1996 and 1995
                                (Continued)

                                                            1997          1996          1995
                                                        -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes           $    40,871   $      800    $   443,769
   Cash paid during the year for interest                   128,190       98,527         83,735




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1997, other assets, paid-in capital and amortization expense decreased $461,942, $468,684 and $6,742 due to an adjustment in the value of intangible assets acquired in the 1996 merger with Surgical Technologies, Inc. This adjustment resulted in the issuance of additional shares of stock in September 1997 to old 4Health shareholders pursuant to a clause in the merger agreement related to ID Technology post-merger earnings (See Note 1).

During 1996, assets and liabilities acquired in
  connection with the reverse purchase of
  Surgical Technologies, Inc. (See Note 1):
    Cash and cash equivalents                            $ 3,639,257
    Marketable securities                                    524,002
    Accounts receivable                                       76,419
    Inventories                                              390,508
    Deferred tax asset                                        51,005
    Property and equipment                                   117,842
    Other assets                                           1,037,257
    Notes receivable                                         644,189
    Accounts payable                                        (193,765)
    Taxes payable                                             (9,398)
    Deferred tax liability                                   (58,107)
                                                         -----------
Net assets acquired                                        6,219,209
    Less acquisition costs                                  (457,551)
                                                         -----------
Net equity issued                                        $ 5,761,658
                                                         -----------
                                                         -----------

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

                                 4Health, Inc.
                        Notes to Financial Statements
                          December 31, 1997 and 1996

(1)  ORGANIZATION AND BUSINESS ACTIVITY

     ORGANIZATION

4health, Inc. was incorporated in California and commenced operations on February 17, 1993. 4health, Inc. acquired Nature's Secret, a vitamin and health food supplement company, on February 17, 1993, by issuing 4,000,000 shares of common stock to R. Lindsey Duncan, 4health's president, founder and majority stockholder.

On July 15, 1996, 4health, Inc. ("Old 4Health"), a California corporation, merged with Surgical Technologies, Inc., ("Surgical") a Utah corporation. The merger was recorded as a reverse purchase. The merger included a two for four reverse split of Surgical's common stock. Pursuant to the Merger Agreement, Surgical continues as the surviving corporate entity, with its name changed to "4Health, Inc." (the "Company" or "4Health").

The Merger Agreement between Surgical and Old 4Health provided for the merger of Old 4Health with and into Surgical, pursuant to which: (a) the shares of Old 4Health common stock and the shares of Old 4Health Series A preferred stock were exchanged for approximately 9,000,000 shares of Surgical common stock, (b) each four shares of Surgical common stock issued and outstanding were converted into two shares of Surgical common stock (or 2,271,108 shares) and one warrant to purchase a share of the Company's common stock at $11.00 per share (or 1,135,554 total shares), (c) the board of directors of the Company was reconstituted to include five designees of Old 4Health and two designees of Surgical, and (d) the articles of incorporation of Surgical were amended to (i) change its name to 4Health, Inc., (ii) increase the authorization of common stock to 30,000,000 shares, (iii) add a "fair price" provision in the event of certain corporate transactions, and (iv) restrict the use of written consents of stockholders in lieu of meetings. The warrants may be redeemed by the Company at $0.01 per warrant, provided that the trading price of the underlying common stock exceeds $13.75 per share for 30 consecutive days.

As part of the merger, all outstanding options to purchase shares of Old 4Health common stock were converted, pursuant to the Old 4Health conversion ratio (1.50467:1), into options to purchase shares of the Company at such converted exercise prices, such that the cash received by the Company upon exercise will be unchanged.

Outstanding options to purchase an aggregate of 651,000 shares of Surgical common stock at a weighted average exercise price of $2.23 per share were converted into options to purchase an aggregate of 325,000 shares of the Company's common stock, at a weighted average exercise price of $4.45 per share. In addition, outstanding options to purchase an aggregate of 599,999 shares of Old 4Health common stock at a weighted average exercise price of $6.70 per share were converted into options to purchase an aggregate 902,800 shares of the Company's common stock at a weighted average exercise price of $4.45 per share.

The number of shares of the Company's common stock issuable to the holders of Old 4Health common stock and Old 4Health Series A preferred stock was subject to adjustment in the event that the Company did not realize at least $2,000,000 in earnings, before interest and income taxes, from the ID Technology acquired from Surgical during the twelve month period following the merger. On September 26, 1997, pursuant to this adjustment clause, 500,000 additional shares of common stock were issued to the Old 4Health shareholders to realign the equity interests because of the failure of the acquired assets to produce the required level of earnings.

     PRO FORMA CONDENSED COMBINED OPERATIONS

As a result of the sale of Surgical's specialty metals fabrication business segment and its disposable surgical pack and drape manufacturing product lines, both of which occurred prior to the merger, the continuing operations of Surgical subsequent to the merger were not material compared to the continuing operations of 4Health. Accordingly, the unaudited pro forma condensed statements of operations would reflect only the historical operations of 4Health, adjusted for a $69,600 amortization of intangibles for both 1996 and 1995, related to the merger, based upon a 15 year estimated life.

     BUSINESS ACTIVITY

The Company wholesales vitamins and health food supplements developed by Lindsey Duncan under the brand names of Nature's Secret-Registered Trademark-, Harmony Formulas-Registered Trademark-, and 4Health-TM-.
Nature's Secret products are marketed through retail outlets for the health food industry, Harmony Formulas products are marketed to health care practitioners throughout the United States, and 4Health products are marketed through the mass market. The products are formulated to appeal to the general public and address overall health considerations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with original maturity dates of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balance with two financial institutions, in the form of demand deposits and money market accounts.

The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for estimated credit losses. Its accounts receivable balances are
primarily domestic.   The Company has one principal customer which accounted
for approximately 6% of its total revenue for the year ended December 31, 1997, 30% of its total revenue for the year ended December 31, 1996 and 13% of its total revenue for the year ended December 31, 1995.

     OTHER ASSETS

Included in other assets at December 31,1996 was unamortized goodwill resulting from the merger (See Note 1) of approximately $287,000 and the ID Technology acquired from Surgical of approximately $750,000. The ID Technology is used in angioplasty procedures. These intangible assets are being amortized using the straight-line method over a period of 15 years.

In 1997, the purchase price for Surgical was adjusted downward because of the failure of the former Surgical assets to produce a specific level of earnings in the first year (See Note 1). The goodwill arising from the merger was reduced to $0 and the value of the ID Technology was reduced by $195,000.
The Company believes the carrying value of the asset of approximately $500,000 at December 31, 1997 is fully recoverable.

On February 25, 1997, 4Health entered into a barter credit agreement with Active Media Services, Inc. Under the terms of the agreement, the Company sold to Active Media Services, Inc. certain inventory with a cost of $758,308 for which the Company received $2,300,000 in barter credits. These barter credits can be used in lieu of cash to purchase goods and services available through Active Media Services, Inc. 4Health intends to use these barter credits for advertising, printing, travel and other normal operating expenditures. This transaction was recorded at the cost of the product sold to Active Media Services, Inc. ($758,308), and the unused portion of the barter credits is reflected in the balance sheet as other assets. As of December 31, 1997, none of the barter credits had been used.

Although the Company believes that the barter credits will be utilized before they expire in 2001, the unused barter credits are being amortized over the term of the barter credit agreement. The amortization for the year ended December 31, 1997 was $129,995.

     INVENTORIES

Inventories consist primarily of vitamins and health food supplements and are valued at the lower of first-in, first-out cost or net realizable value. As of December 31, 1997 and 1996, all of the Company's inventory consisted of purchased finished goods.

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

                                          1997          1996
                                       ----------    ----------
Land                                   $  270,000    $  270,000
Buildings and improvements              1,606,527     1,567,444
Machinery and equipment                   174,779       201,036
Furniture, fixtures and equipment         760,364       868,757
                                       ----------    ----------
                                        2,811,670     2,907,237
Less-accumulated depreciation            (515,963)     (347,608)
                                       ----------    ----------
                                       $2,295,707    $2,559,629
                                       ----------    ----------
                                       ----------    ----------

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

     STOCK BASED COMPENSATION PLANS

In October of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation. The Statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the Statement had been applied. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. The Company adopted SFAS No. 123 during 1996. The Company has elected to make pro forma disclosures as allowed by SFAS No. 123 (See Note 6).

      REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment. Sales returns and allowances are estimated at each reporting date and a reserve is established.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term trade receivables and payables and short-term and long-term debt. The carrying values of cash and short-term trade receivables, payables and short-term debt approximate fair value. The fair value of long-term notes payable is estimated based on current rates available for debt with similar credit risk, yield and maturity and at December 31, 1997 and 1996, approximates the carrying value.

     EARNINGS PER SHARE

Effective December 15, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS No. 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All earnings per share amounts for 1996 and 1995 have been restated to reflect the adoption of SFAS No. 128.

                                                               YEARS ENDED DECEMBER 31,
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ------------------------------------------------------------------------------------
                                             1997                           1996                          1995
                                   ------------------------------------------------------------------------------------
                                                        PER                           PER                           PER
                                    LOSS     SHARES    SHARE     LOSS      SHARES    SHARE     INCOME    SHARES    SHARE
                                   -------   ------   -------   -------    ------   -------   --------   ------   ------
Net (loss) income                  $(2,512)  11,615             $(2,489)    9,897             $    709    8,707
Basic EPS                                             $  (.22)                      $  (.25)                      $  .08
                                                      -------                       -------                       ------
                                                      -------                       -------                       ------
Effect of diluted securities:
  Convertible preferred
    stock                                                                                                   119
  Stock options outstanding                                                                                   7
                                   ------------------------------------------------------------------------------------
Net (loss) income                  $(2,512)  11,615             $(2,489)    9,897             $    709    8,833
                                   -------   ------             -------    ------             --------   ------
                                   -------   ------             -------    ------             --------   ------
Diluted EPS                                           $  (.22)                      $  (.25)                      $  .08
                                                      -------                       -------                       ------
                                                      -------                       -------                       ------

Assumed conversions were not included in the calculation for diluted EPS in 1997 and 1996 as they would have been anti-dilutive.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components

(revenue, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of the adoption of SFAS No. 130 on the Company's financial position and results of operations is not expected to be material.

In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and service, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. SFAS No. 131 may require certain disclosures to be made by the Company, if applicable.

     INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

     ESTIMATES MADE BY MANAGEMENT

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3)  NOTES PAYABLE

During 1997, the Company refinanced the corporate headquarters building loan for $1,350,000 for a five-year term. Payments of principal and interest of $11,503 are due monthly with the remaining balance due at the end of year five. Interest is calculated at the rate of 8.25% per year.

In September 1997, the Company entered into a $1,500,000 three year revolving credit agreement with Norwest Business Credit, Inc. used for financing growth in inventory and receivables and other working capital needs. The agreement allows the Company to borrow up to $1,500,000 if eligible accounts receivable and inventory are sufficient to warrant such borrowings and contains certain covenants customary for this type of agreement. Borrowing on the line is subject to certain limitations and is secured by accounts receivable, inventory and various other assets. All of the Company's receipts are applied to the credit facility on a daily basis. The loan bears interest at Minnesota's Base Rate plus 2.75% and is subject to a minimum interest charge which is calculated on a quarterly basis. At year end, the maximum amount available to borrow was $.93 million, of which, $.19 million was still available.

The maturities of the note payable and the revolving credit agreement are as follows:

    1998                                      $  770,251
    1999                                          31,978
    2000                                          34,718
    2001                                          37,694
    2002                                       1,193,239
                                              ----------
           Total                              $2,067,880
                                              ----------
                                              ----------

(4)  NOTES RECEIVABLE

As of December 31, 1997 and 1996 notes receivable consisted of the following:

                                                          1997       1996
                                                        --------   ---------
Note receivable from a third party for certain
   assets, bearing interest 8%, with interest
   and principal due on January 31, 1997.
   Subsequent to the year ended December 31, 1996,
   the note receivable was extended to September 1,
   1997 and has been paid.                              $   -      $ 250,000

Note receivable from a third party for the purchase
   of certain assets, bearing interest 10% through
   February 16, 1999, secured by purchased assets        112,880     132,127

Less current portion                                     (34,817)   (265,819)
                                                        --------   ---------
Long-term notes receivable                              $ 78,063   $ 116,308
                                                        --------   ---------
                                                        --------   ---------

(5)  RELATED-PARTY TRANSACTIONS

     LOAN PAYABLE

The majority shareholder loaned the Company $200,000 during 1994 for the down payment required on the purchase of the corporate headquarters building. The loan was unsecured and bore interest at 7.0% and was due by March 31, 1997. This loan was paid off in 1996. Interest expense for fiscal 1996 totaled $2,492.

     NOTE RECEIVABLE

In 1996, the Company received treasury stock as payment for a $50,000 shareholder note receivable (See Note 6).

(6)  STOCKHOLDERS' EQUITY

     TREASURY STOCK

In 1996, the note receivable previously outstanding from a shareholder was exchanged for 60,405 shares of common stock received from the shareholder (See Note 5).

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

In 1996, in conjunction with the merger transaction (see Note 1), all 5,731,381 shares of Old 4Health common stock and all 15,000 shares of Old 4Health Preferred Stock outstanding were converted into an aggregate of approximately 9,000,000 shares of common stock, split at a rate of 1.50467 to 1 for common stock and at 25.07782 to 1 for the Preferred Stock. Further, 2,271,108 shares of common stock were issued to holders of Surgical common stock. Shares of 4Health common stock, Preferred Stock and treasury stock have been retroactively restated to reflect the equivalent number of shares received in the merger, as presented in the Statements of Stockholders' Equity.

In 1996 and 1997, common stock was issued as a result of options exercised by employees, an officer and a director of the Company as well as prior Surgical employees. The exercise prices ranged from $3.99 to $4.15 per share in 1997 and from $3.32 to $4.15 per share in 1996. Also during 1997, 500,000 shares of common stock were issued to Old 4Health shareholders pursuant to a clause in the merger agreement related to ID Technology post-merger earnings (See
Note 1).

     WARRANTS

In 1997 the Company entered into a three-year contract with Allen & Company to provide investment banking services. In consideration for these services the Company issued to Allen & Company warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share and additional warrants to purchase 250,000 shares of the Company's common stock, at an exercise price of $4.00 per share, both exercisable up to the fifth anniversary of the date of issuance. The Company recorded professional service expense of $275,000 in connection with the issuance of these warrants.

In 1996, as part of the merger transaction, warrants were issued to holders of Surgical common stock at the rate of one warrant per four shares of Surgical common stock held. Each warrant entitles the holder to acquire one share of the Company's common stock at an exercise price of $11.00 per share, for a period of 18 months. Compensation expense of $223,243, as calculated for SFAS No. 123, related to the warrants, is included in the pro forma information presented below.

     STOCK OPTION PLAN

In 1996, upon consummation of the merger, the 1995 Stock Option Plan was terminated. The Long-Term Stock Incentive Plan ("LTSIP") as previously sponsored by Surgical was adopted. The LTSIP allows issuance of incentive stock options and non-qualified stock options and is administered by the Long-Term Stock Incentive Plan Administration Committee of the Board of Directors. The LTSIP can authorize an aggregate of 3,250,000 options exercisable into shares of new common stock. The option price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of the grant.

All outstanding Old 4Health options were canceled/reissued pursuant to the merger. Options reissued under the LTSIP were issued giving effect to the rate at which common stock was split, as noted above, times the number of options previously held.

A summary of stock option activity for the years ended December 31, 1995, 1996 and 1997 is as follows, including retroactive treatment of the stock split:

                                          NUMBER OF        WEIGHTED AVERAGE
                                           SHARES           EXERCISE PRICE
                                         -----------       ----------------
Balance, December 31, 1994                    -                    -
   Granted                                   279,869             $4.57
   Exercised                                  -                    -
   Canceled                                   (4,514)            $4.15
                                         -----------       ----------------
Balance, December 31, 1995                   275,355             $4.57
   Granted                                 1,211,814             $4.37
   Exercised                                (172,622)            $3.91
   Canceled                                 (448,444)            $4.93
                                         -----------       ----------------
Balance, December 31, 1996                   866,103             $4.35
   Granted                                   192,500             $5.92
   Exercised                                (186,396)            $4.01
   Canceled                                 (129,564)            $6.00
                                         -----------       ----------------
Balance, December 31, 1997                   742,643             $4.57
                                         -----------       ----------------
                                         -----------       ----------------

Options exercisable at
   December 31, 1995                          -                    -
   December 31, 1996                         498,478             $4.01
   December 31, 1997                         585,516             $4.24

Weighted average fair value of
 options granted during
   1995                                       -                  $2.29
   1996                                       -                  $0.56
   1997                                       -                  $1.62

The following table summarizes information about the options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -------------------------------------------------------------------------------
                                             WEIGHTED
                            NUMBER            AVERAGE         WEIGHTED         NUMBER          WEIGHTED
                         OUTSTANDING         REMAINING         AVERAGE       EXERCISABLE        AVERAGE
RANGE OF EXERCISE       AT DECEMBER 31,     CONTRACTUAL       EXERCISE     AT DECEMBER 31,     EXERCISE
     PRICES                  1997              LIFE             PRICE           1997             PRICE
-----------------       --------------      -----------       --------     ---------------     --------
$3.32 - $4.98                  543,516       2.94 years       $  4.07              543,516     $   4.07
$5.50 - $7.69                  186,127       3.80 years          5.74               32,000         5.79
$8.44 - $8.75                   13,000       1.76 years          8.58               10,000         8.63
-----------------       --------------      -----------       --------     ---------------     --------
   Total                       742,643       3.14 years       $  4.57              585,516     $   4.24
                        --------------                                     ---------------
                        --------------                                     ---------------


As noted in Note 2, the Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. The Company recorded no compensation expense during 1997, 1996 or 1995 related to APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997, 1996 and 1995 using the Black-Scholes pricing model and the following weighted average assumptions:

                                    1997            1996             1995
                                ------------    ------------     ------------
Risk-free interest rate             5.97%           5.60%            6.27%
Expected dividend yield             0.0%            0.0%             0.0%
Expected lives outstanding        2.2 years       1.5 years        2.7 years
Expected volatility                60.68%          58.44%           58.44%

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

The total fair value of options granted was computed to be approximately $311,857, $1,164,173 and $427,837 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $281,178, $1,037,949 and $265,069 for 1997, 1996 and 1995,
respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per common share would have been reported as follows:



                                          1997            1996         1995
                                       -----------    -----------    --------
Net (loss) income:
      As reported                      $(2,512,440)   $(2,489,077)   $708,679
                                       -----------    -----------    --------
                                       -----------    -----------    --------
      Pro forma                        $(2,793,618)   $(3,527,026)   $532,938
                                       -----------    -----------    --------
                                       -----------    -----------    --------
EPS:
      Basic and diluted as reported
      (Note 2)                               $(.22)         $(.25)      $ .08
                                       -----------    -----------    --------
                                       -----------    -----------    --------
      Basic and diluted pro forma            $(.24)         $(.35)      $ .06
                                       -----------    -----------    --------
                                       -----------    -----------    --------

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

(7)   INCOME TAXES

The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following:


                                               1997                1996
                                           -----------         -----------
DEFERRED TAX ASSETS:
 Allowance for bad debt                    $     5,459         $     9,085
 Sales reserve                                  19,708             156,000
 Inventory tax adjustment                       26,274               -
 Loss on asset                                  50,683               -
 Inventory reserve                              71,444              50,505
 Warrants                                      107,250               -
 Accrued liabilities                           152,607              36,733
 Net operating loss carryforward             4,015,494           2,433,050
                                           -----------         -----------
  Total deferred tax assets                  4,448,919           2,685,373
DEFERRED TAX LIABILITIES:
 Inventory tax adjustment                      (49,986)              -
 Tax over book depreciation/amortization      (163,571)           (152,112)
                                           -----------         -----------
  Net deferred tax asset (liability),
   before valuation reserve                  4,235,362           2,533,261
 Valuation reserve                          (4,015,494)         (2,371,501)
                                           -----------         -----------
  Net deferred tax asset                   $   219,868         $   161,760
                                           -----------         -----------
                                           -----------         -----------
   Current portion                             225,506             313,872
   Long-term portion                            (5,638)           (152,112)
                                           -----------         -----------
                                           $   219,868         $   161,760
                                           -----------         -----------
                                           -----------         -----------

The Company provided a valuation allowance to offset the majority of its 1996 and all of its 1997 net operating loss carryforwards primarily due to its history of operating losses.

The components of the income tax (benefit) provision are as follows:


                           YEARS ENDED DECEMBER 31,
                      ----------------------------------
                         1997         1996        1995
                      ----------   ----------   --------
Current:
 Federal              $  (16,970)  $  143,340   $319,568
 State                      (700)         800     38,702
Deferred:
 Federal                 (58,108)    (170,315)     1,453
                      ----------   ----------   --------
  Total               $  (75,778)  $  (26,175)  $359,723
                      ----------   ----------   --------
                      ----------   ----------   --------

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:


                                             1997       1996      1995
                                           --------   --------  --------
Statutory federal income tax rate             (34.0%)    (34.0%)    34.0%
State income taxes                             (5.0)      (5.0)      3.6
Utilization of net operating loss              -          -         (5.5)
Establishment of valuation allowances          38.6       34.2      -
Short-year tax provision                       -           6.0      -
Other                                          (2.5)      (2.2)      1.6
                                           --------   --------  --------
Effective income tax rate                      (2.9%)     (1.0%)    33.7%
                                           --------   --------  --------
                                           --------   --------  --------

(8)   COMMITMENTS AND CONTINGENCIES

The Company entered into certain leases which have various expiration dates. Rental expense was $134,763, $132,980 and $13,612 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental payments applicable to these noncancelable operating leases are as follows for the years ending December 31,:


            1998                         $  126,826
            1999                            133,560
            2000                            126,592
            2001                             96,440
                                         ----------
                                         $  483,418
                                         ----------
                                         ----------

The Company is involved in various legal matters that arise out of the normal course of business. The Company's management believes it has meritorious defenses to all lawsuits and that such matters will not have a material adverse affect on the Company's financial position or results of its operations.

(9)   SUBSEQUENT EVENT

On January 7, 1998 4Health, Inc. entered into a merger agreement with Irwin Naturals, a privately held California corporation also engaged in the nutritional supplement business. The merger transaction is conditioned upon both companies satisfying certain conditions as specified in the agreement including the approval of the method of accounting for the transaction, the receipt of shareholder approval of the merger, and the satisfaction of other customary conditions.

(10)  SELECTED FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial information:


                                              QUARTERS ENDED
                             --------------------------------------------------
                                                    1997
                             --------------------------------------------------
                             DECEMBER 31  SEPTEMBER 30    JUNE 30    MARCH 31
                             -----------  ------------  ----------- -----------
Income statement data:
 Net sales                    $2,893,448    $3,076,185   $3,424,393  $3,795,953
 Gross profit                  1,620,188     1,774,857    1,591,994   2,080,625
 (Loss) from operations         (665,224)     (335,259)    (976,598)   (590,186)
 Other (expense) income          (36,685)       11,459      (18,042)     22,317
                             -----------  ------------  ----------- -----------
  (Loss)income before tax       (701,909)     (323,800)    (994,640)   (567,869)
Income tax (provision) benefit   (12,630)      (52,970)       -         141,378
                             -----------  ------------  ----------- -----------
  Net (loss) income           $ (714,539)   $ (376,770)  $ (994,640) $ (426,491)
                             -----------  ------------  ----------- -----------
                             -----------  ------------  ----------- -----------
Net (loss) income per common
 share - basic and diluted       $  (.06)       $ (.03)      $ (.09)     $ (.04)

                                             QUARTERS ENDED
                           ----------------------------------------------------
                                                   1996
                           ----------------------------------------------------
                           DECEMBER 31  SEPTEMBER 30    JUNE 30      MARCH 31
                           -----------  ------------  -----------   -----------
Income statement data:
 Net sales                  $2,559,896    $3,311,507   $8,007,026    $3,473,400
 Gross profit                1,415,521     2,027,067    4,768,824     2,215,944
 (Loss) income from
  operations                (1,808,129)     (807,712)      26,671        34,253
 Other income (expense)         11,437        52,480      (13,823)      (10,429)
                           -----------  ------------  -----------   -----------
  (Loss)income before tax   (1,796,692)     (755,232)      12,848        23,824
Income tax (provision)
 benefit                       (65,601)       17,137       86,801(a)    (12,162)
                           -----------  ------------  -----------   -----------
  Net (loss) income        $(1,862,293)    $(738,095)   $  99,649    $   11,662
Net (loss) income per
 common share - basic
 and diluted                    $ (.16)       $ (.07)       $ .01         $ .00

(a) The tax benefit recorded in the quarter ended June 30, 1996 reflects a tax refund from 1995. This refund was the result of additional book/tax timing differences filed on the Company's tax returns but not taken into account when the 1995 income tax provision was recorded.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 10, 1998                     4HEALTH, INC.


                                          By: /s/ R. Lindsey Duncan
                                              ---------------------
                                          R. Lindsey Duncan
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                      TITLE                          DATE
       ---------                      -----                          ----
/s/ R. Lindsey Duncan                                            April 10, 1998
-------------------------
R. Lindsey Duncan          Director and Chairman of the Board,
                           President and Chief Executive
                           Officer (Principal Executive Officer)

/s/ Scott W. Lusk
-------------------------
Scott W. Lusk              Director of Finance                   April 10, 1998

/s/ Cheryl M. Wheeler
-------------------------
Cheryl M. Wheeler          Director and Secretary                April 10, 1998

/s/ Steven B. Beckman
-------------------------
Steven B. Beckman          Director                              April 10, 1998

/s/ Rockwell D. Schutjer
-------------------------
Rockwell D. Schutjer       Director                              April 10, 1998