Form 10-Q
period 1998-03-31
4HEALTH INC
filed 1998-05-20
CIK 857353

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  ----------------

                                     FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED MARCH 31, 1998

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of May 11, 1998 was 12,003,108.

                                    4Health, Inc.
                                 Index  to Form 10-Q


PART I.   FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements:

     Condensed Balance Sheets as of March 31, 1998 and
     December 31, 1997.................................................    3

     Condensed Statements of Operations for Three Months Ended
          March 31, 1998 and 1997......................................    4

     Condensed Statements of Cash Flows for Three Months Ended
          March 31, 1998 and 1997......................................    5

     Notes to Condensed Financial Statements...........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................   12

Item 4.   Submission of Matters to a Vote of Security Holders..........   12

Item 5.   Other Information............................................   12

Item 6.   Exhibits and Reports on Form 8-K............................    13

          SIGNATURES..................................................    16


     THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF 4HEALTH" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K DATED APRIL 15, 1998 AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 4Health, Inc.
                           Condensed Balance Sheets
                                  (Unaudited)


                                                                  March 31,         December 31,
                                                           -------------------   -------------------
                                                                    1998                1997
                                                           -------------------   -------------------
ASSETS                                                                               (Restated)
CURRENT ASSETS
Cash and cash equivalents                                  $       313,817       $      109,787
Accounts receivable, net                                         1,497,082            1,609,692
Inventories                                                      1,649,032            1,329,223
Deferred tax asset                                                 160,425              225,506
Other assets                                                       118,343              109,893
Notes receivable, net                                               44,378               34,817
                                                           -------------------   -------------------
   Total current assets                                          3,783,077            3,418,918

PROPERTY AND EQUIPMENT, NET                                      2,238,230            2,295,707
OTHER ASSETS, NET                                                  572,727              570,152
DEFERRED TAX ASSET                                                  56,365                    -
NOTES RECEIVABLE                                                    68,502               78,063
                                                           -------------------   -------------------
   Total assets                                            $     6,718,901       $    6,362,840
                                                           -------------------   -------------------
                                                           -------------------   -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                           $     1,253,278       $      698,310
Accrued interest payable                                             5,000                    -
Accrued liabilities                                                389,877              360,454
Taxes payable                                                       41,991               60,587
Notes payable                                                       30,066               29,454
Line of credit                                                     441,073              740,797
                                                           -------------------   -------------------
   Total current liabilities                                     2,161,285            1,889,602

DEFERRED TAXES                                                           -               42,376
  NOTES PAYABLE                                                  1,289,830            1,297,629
                                                           -------------------   -------------------
     Total liabilities                                           3,451,115            3,229,607

STOCKHOLDERS' EQUITY
Common stock                                                       119,790              119,779
Additional paid in capital - common stock                       11,413,205           11,408,576
Additional paid in capital - common warrants                       372,059              275,000
Treasury stock                                                     (50,000)             (50,000)
Accumulated deficit                                             (8,587,268)          (8,620,122)
                                                           -------------------   -------------------
   Total stockholders' equity                                    3,267,786            3,133,233

                                                           -------------------   -------------------
Total liabilities and stockholders' equity                 $     6,718,901       $    6,362,840
                                                           -------------------   -------------------
                                                           -------------------   -------------------



                     See notes to condensed financial statements

                                    4Health, Inc.
                         Condensed Statements of  Operations
                                     (Unaudited)


                                                                Three Months Ended March 31,
                                                          -------------------------------------
                                                               1998                   1997
                                                          ---------------      ----------------
                                                                                   (Restated)
Net Sales                                                  $ 3,459,406         $   3,371,803
Cost of goods sold                                           1,476,836             2,049,486
                                                          ---------------      ----------------
Gross margin                                                 1,982,570             1,322,317

Operating Expenses
   Sales and marketing                                       1,169,409             1,727,925
   Research and development                                     72,519               173,803
   General and administrative                                  734,399               828,390
                                                          ---------------      ----------------

Total operating expenses                                     1,976,327             2,730,118
                                                          ---------------      ----------------

Net income from operations                                       6,243            (1,407,801)

Other (expense) income, net                                     (6,949)               22,317
                                                          ---------------      ----------------

Net income (loss) before income taxes                             (706)           (1,385,484)

Income tax benefit                                              33,560               141,378
                                                          ---------------      ----------------

NET INCOME (LOSS)                                          $    32,854         $  (1,244,106)
                                                          ---------------      ----------------
                                                          ---------------      ----------------

Net income (loss) per common share - basic and diluted     $      -            $        (.11)
                                                          ---------------      ----------------
                                                          ---------------      ----------------

Weighted average shares outstanding - basic                 11,978,439            11,374,500
                                                          ---------------      ----------------
                                                          ---------------      ----------------

Weighted average shares outstanding - diluted               12,109,944            11,374,500
                                                          ---------------      ----------------
                                                          ---------------      ----------------


                     See notes to condensed financial statements.

                                     4Health, Inc.
                          Condensed Statements of Cash Flows
                                      (Unaudited)


                                                                   Three Months Ended March 31,
                                                                ---------------------------------
                                                                    1998                1997
                                                                --------------     --------------
                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $    32,854         $  1,244,106)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                                    66,744              147,123
   Bad debt expense                                                  8,151                 -
   Loss on disposal of assets                                          679                1,719
   Issuance of warrants                                             97,059                 -

Increase (decrease) in:
   Accounts receivable                                             104,459             (318,701)
   Inventory                                                      (319,809)           1,184,238
   Prepaid expenses and other assets                               (20,972)            (510,933)
   Deferred income tax assets                                        8,716              (28,406)

(Increase) decrease in:
   Accounts payable                                                554,968              436,740
   Accrued interest payable                                         (8,403)                -
   Accrued liabilities                                              42,826             (212,214)
   Taxes payable                                                   (18,596)             (35,938)
   Deferred income tax liability                                   (42,376)            (113,072)
                                                                --------------     --------------
Net cash provided by (used in) operating activities                506,300             (693,550)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           -                 (63,727)
                                                                --------------     --------------
Net cash used in investing activities                                 -                 (63,727)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                        4,640               45,000
   Borrowings on short-term debt                                 2,674,488                 -
   Repayments on short-term borrowings                          (2,974,211)                -
   Repayments on long-term borrowings                               (7,187)              51,508
   Repayments on capital leases                                       -                  (2,619)
                                                                --------------     --------------
Net cash (used in) provided by financing activities               (302,270)              93,889
                                                                --------------     --------------

NET INCREASE (DECREASE) IN CASH                                    204,030             (663,388)

CASH AND CASH EQUIVALENTS, at beginning of period                  109,787            1,086,168
                                                                --------------     --------------

CASH AND CASH EQUIVALENTS, at end of period                    $   313,817         $    422,780
                                                                --------------     --------------
                                                                --------------     --------------


                     See notes to condensed financial statements.

                                    4Health, Inc.

                       Notes to Condensed Financial Statements
                                    March 31, 1998
                                     (Unaudited)

Note 1:

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K dated April 15, 1998 and the Company's Proxy Statement expected to be filed in May of 1998.

Note 2:

Restatement

     The Company's balance sheets as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 have been restated effective July 15, 1996. The restatement is a result of the Securities and Exchange Commission's review of the Company's proxy materials related to the merger with Irwin Naturals (See Note 3). The restatement affects the accounting treatment of the purchase price recorded for the Surgical acquisition in July 1996. In connection therewith, the Company increased the intangible asset values recorded for the Surgical acquisition by $3,042,000. The remaining intangible assets of $3,202,000 were then written down in 1997 because the continuing Surgical operations did not generated sufficient revenue to justify continuing such valuation. The restatement also included an adjustment to write down inventory by $758,000 in connection with the exchange for barter credits in 1997. These write downs were considered corrections of errors and the affected financial reporting periods were restated. The restatement was a non-cash charge against earnings and does not reflect an adverse change in the Company's cash flow previously reported. The accounts affected by the restatement are as follows:


                                          --------------------------------------
                                                    As of December 31, 1997
                                          --------------------------------------
                                                 Previously              As
                                                 Reported            Restated
                                          -------------------   ----------------
Other assets, net                         $      1,317,350      $      680,045
Deferred tax liability                               5,638              42,376
Additional paid-in capital -
  common stock                                   7,904,884          11,408,576
Retained deficit                                (4,442,387)         (8,620,122)


                                          --------------------------------------
                                            For the quarter ended March 31, 1997
                                          --------------------------------------
                                                  Previously             As
                                                   Reported           Restated
                                          -------------------   ----------------
Net sales                                 $      3,795,953      $    3,371,803
Cost of goods sold                               1,715,328           2,049,486
General and administrative
  expenses                                         769,083             828,390

The restatement decreased beginning of the year retained earnings by $61,000.
The effect on net income and related per share amounts is as follows:


                                          --------------------------------------
                                           For the quarter ended March 31, 1997
                                          --------------------------------------
                                                 Previously           As
                                                  Reported          Restated
                                          -------------------   ----------------
Net loss before income tax
  benefit                                 $       (567,869)     $   (1,385,484)
Net loss                                          (426,491)         (1,244,106)
Net loss per common share -
  basic and diluted                       $           (.04)     $         (.11)


     Note 3:

Merger Agreement

     On January 7, 1998 4Health, Inc. entered into a merger agreement (the "Merger Agreement") with Irwin Naturals, a privately held California corporation also engaged in the nutritional supplement business. The Merger Agreement was amended and restated on April 2, 1998. The merger transaction is conditioned upon both companies satisfying certain conditions as specified in the agreement including the approval of the method of accounting for the transaction, the receipt of shareholder approval of the merger, and the satisfaction of other customary conditions.

Note 4:

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

                                                                   Three months ended March 31,
                                                             (in thousands, except per share amounts)
                                  -----------------------------------------------------------------------------------------------
                                                      1998                                              1997
                                  -----------------------------------------------------------------------------------------------
                                                                       Per                                                Per
                                      Income           Shares         Share             Loss              Shares         Share
                                  ------------       -----------   -----------      -------------      -----------    -----------
Net (loss) income                 $      33           11,978                         $ (1,244 )         11,375
Basic EPS                                                            $   -                                             $   (.11 )
                                                                   -----------                                        -----------
                                                                   -----------                                        -----------
Effect of diluted securities:
  Stock options outstanding                                132
                                  -----------------------------------------------------------------------------------------------
Net income (loss)                 $      33           12,110                         $ (1,244 )         11,375
                                  -----------      ------------                    --------------      -----------
                                  -----------      ------------                    --------------      -----------
Diluted EPS                                                          $   -                                             $   (.11 )
                                                                   -----------                                        -----------
                                                                   -----------                                        -----------




Assumed conversions were not included in the calculation for diluted EPS in 1997 as they would have been anti-dilutive.

Note 5:

Comprehensive Income

     Effective for fiscal years beginning after December 15, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income and net income as reported is the same for the three months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SEE THE DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS ABOVE.

Results of Operations

COMPARISON OF FIRST QUARTER 1998 TO 1997

     Net sales for all company brands for the three months ended March 31, 1998, increased $87 thousand, or 2.6%, to $3.5 million from $3.4 million compared to the same period a year ago. The increase in overall net sales for the first quarter of 1998 as compared to the same quarter in 1997 was due to an increase in the Nature's Secret-Registered Trademark- brand sales of $436 thousand. The increase in the Nature's Secret brand net sales was offset by a decrease in net sale in 1998 in the 4Health-TM- brand of $244 thousand and in the International division of $101 thousand. The decrease in 4Health brand sales can be attributed to a large initial sale to a new mass market account in 1997. International net sales decreased due to a drop-off in sales to the largest international account.

     Excluding a $236 thousand adjustment in 1997 to decrease the sales reserve upon settlement of litigation, overall net sales for the first quarter ending March 31, 1998 as compared to the same period in 1997 increased $323 thousand, or 10.3%. After excluding the effect of the sales reserve adjustment from the Nature's Secret brand activity, net sales were actually up 30%, or $672 thousand for the three months ending March 31, 1998 as compared to the same period in 1997. This increase in the first quarter of this year is due to the success of a new advertising campaign and the successful introduction of new products. Management expects this trend to continue and be further enhanced by the introduction of new products throughout 1998. The Harmony Formulas-Registered Trademark- brand net sales remained relatively stable as compared to the same period a year ago and management expects this trend to also continue.

     Gross profit increased 50% to $2 million for the quarter ending March 31, 1998, from $1.3 million for the same period in 1997. However, in 1997 cost of goods sold includes a write-down of $758 thousand resulting from inventory being exchanged for barter credits. Excluding the net effect of the $758 thousand inventory write-down and the gross profit impact of $183 thousand from the sales reserve adjustment in 1997, gross profit actually increased by 5% from $1.9 million for the three months ending March 31, 1997 to $2 million for the three months ending March 31, 1998 due to the increase in sales of Nature's Secret products.

     The gross profit margin increased by 18%, to 57.3%, in the three months ending March 31, 1998 from 39.2% in the same period a year ago. The net effect of the $758 thousand inventory write-down and of sales reserve adjustments totaling $183 thousand in the first three months of 1997 reduced this 1997 gross profit margin by 21.3%. Excluding these two unusual transactions the core business profit margin decreased 3.2% to 57.3% for the first quarter ending March 31, 1998 from 60.5% for the same period in 1997. Management attributed this decrease in gross profit margin mainly to a 1.8% increase in shipping costs and 1.1% to costs related to new packaging. The profit margin on product remained stable for the first quarter of 1998 compared to the same period in 1997.

     Total operating expenses for the quarter ending March 31, 1998 decreased $754 thousand, or 27.6%, to $2 million from $2.7 million for the same quarter in 1997. After excluding costs related to the proposed merger of $120 thousand in 1998, ongoing operational costs actually decreased $874 thousand, or 32%. Decreased marketing expenses of $592 thousand made up the majority of the operating expense reduction, decreasing from $1.2 million in the first three months of 1997 to $595 thousand in the same period in 1998, a 49.9% reduction in costs.
Management attributes this decrease to a reduction in expenses for national advertising agency fees and other related advertising development costs, marketing related travel costs and Company marketing personnel costs. The Company's research and development department decreased spending $101 thousand in the three months ending March 31, 1998 as compared to the same period of 1997 by eliminating clinical studies projects, reducing R & D legal costs and cutting R & D salaries and related expenses. Sales expenses increase $33 thousand, or 6.2%, in the first quarter of 1998 to $575 thousand as compared to $542 thousand in the first quarter of 1997. A reclassification of co-op advertising costs from marketing in 1997 to a sales expense in 1998 caused this increase. Excluding that $59 thousand of co-op advertising from 1998 first quarter sales expenses, sales expenses for the first three months of 1998 actually decreased by $26 thousand when compared to the same period in 1997.

     Interest expense increased 33% to $35 thousand in the first quarter 1998 from $27 thousand in the first quarter 1997. The reason for this increase was the utilization of the Company's line of credit in 1998. Interest income decreased 84% to $4 thousand in the three months ending March 31, 1998 from $26 thousand during the same period in 1997. This decrease was due to the average balance of cash and cash equivalents available for investment in the first quarter of 1998 being less than during the same period a year earlier.

     A benefit for income taxes of $34 thousand was recorded as a result of changes in the deferred tax asset account. The increase in the deferred tax asset account was primarily related to differences in the book vs. tax treatment of consulting expenses related to the issuance of stock warrants.

     The Company reported a net income of $33 thousand, or $.003 per share, for the three months ended March 31, 1998 compared to net loss of $1.2 million, or ($.11) per share, for the three months ended March 31, 1997.

Liquidity and Capital Resources

     The Company's cash and cash equivalents position increased $204 thousand at March 31, 1998 to $313 thousand as compared to $109 thousand at December 31, 1997. The growth was due to an increase in open payables related to increased inventory purchases and a decrease in accounts receivable caused by a reduction in non-trade receivables. The Company invests it's cash in an interest bearing money market account. As of March 31, 1998, the Company had working capital of $1.6 million with a 1.8 to 1 working capital ratio.

     Accounts receivable totaled $1.5 million at March 31, 1998 as compared to $1.6 million on December 31, 1997, a reduction of $113 thousand, or 7%, despite an increase in overall sales. The increased sales related to the Nature's Secret brand, which have a shorter collection cycle than the 4Health brand, caused a reduction in the average collections cycle as compared to December 31, 1997. The largest portion of the decrease in customer receivables can be attributed to a $43 thousand reduction in amounts owed for 4Health brand customer receivables. Nature's Secret brand and the International division receivables remained relatively stable.

     Inventories were valued at $1.6 million at March 31, 1998 as compared to $1.3 million at December 31, 1997, which represents 24% increase, or $.3 million. Inventory levels have been increased to support the level of sales projected for the second quarter of 1998.

     Capital expenditures for the first three months of 1998 were $0 as compared to $65 thousand for the same period in 1997. Management has placed a temporary hold on any capital spending pending the outcome of the proposed merger with Irwin Naturals.

     Other assets remained relatively stable at March 31, 1998 as compared to December 31, 1997.

     Accounts payable and accrued liabilities increased $.6 million to $1.6 million from $1 million. This increase is primarily related to amounts due suppliers for the increased inventory purchases and accounting and legal fees related to the pending merger. The increase partially resulted from a reduction of $300 thousand in the balance of the Company's line of credit with Norwest Business Credit, Inc. The March 31, 1998 balance of the line of credit was $441 thousand. Improved cash flows that resulted form increased sales in the first quarter of 1998 also contributed to the Company's ability to reduce the line of credit balance. Additional borrowing capacity on the revolving line of credit at March 31, 1998 was $756 thousand.

     The Company has generated an overall positive cash flow of $204 thousand for the first three months of 1998 as compared to a negative cash flow of $663 thousand for the same period in 1997. Cash generated by operations for the first quarter of 1998 was $506 thousand, while during the first quarter of 1997, Company operations used $694 thousand of cash, a $1.2 million improvement. The majority of this improvement is due to the successful effort of management to bring operating and marketing costs in line with sales levels and developing more effective but cost efficient advertising promotions resulting in a reduction of operating costs of $754 thousand. For the first three months of 1998 a reduction in accounts receivable of $104 thousand added to the positive cash flow, while in 1997 an increase in receivables reduced cash flow by $319 thousand. In the first three months of 1998, the Company has utilized line of credit funds of approximately $300 thousand to finance the purchase of inventory while no such financing was utilized in the same period in 1997.

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

     Management believes that its working capital and borrowing capacity will be sufficient to satisfy anticipated sales growth and operating requirements over the next 12 months. Nonetheless, the Company continues to explore sources of additional capital for future needs. There can be no assurance, however, that the Company will not require additional financing earlier than anticipated or that any additional financing will be available at an acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter ended March 31, 1998.

Item 5.  Other Information

     In mid-1997, the Company began a search for a strategic partner. 4Health management believed that the Company's lack of experience in the food, drug and mass market was limiting its future sales growth and reducing the Company's ability to generate significant economies of scale with respect to the cost of goods sold. As a result of this search, 4Health agreed to merge with Irwin Naturals, a California corporation ("IN"). The Company chose IN as a strategic partner because of IN's significant international and mass market sales in comparison to other potential partners. The merger with IN was on going during the quarter ended March 31, 1998 and is expected to close in June of 1998.

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

     At the effective time of the Merger, all 65,250 shares of IN Common Stock outstanding will be converted into an aggregate of 15,750,000 shares of 4Health Common Stock (representing approximately 56.8% of the issued outstanding capital stock of the surviving company) in accordance with the conversion ratio for the Merger, which provides that 241.37931 shares of 4Health Common Stock will be issued for each share of IN Common Stock outstanding at the Effective Time. As part of the Merger, the articles of incorporation of 4Health will be amended to
(i) change its name to "Irwin Naturals/4Health, Inc.," (ii) increase the authorization of 4Health Common Stock to 50,000,000 shares and (iii) adopt various provisions regarding the composition of the board of directors, the nominations for and the removal of directors and other management related matters.

Item 6.  Exhibits and Reports on Form 8-K

                                   EXHIBIT INDEX

                 SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
----------------------------------------------------------------------------------------------------------------------------------
  Item 2.                Plan of Acquisition, Reorganization, Liquidation, or Succession
----------------------------------------------------------------------------------------------------------------------------------
    2.01          2      Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc., and      Incorporated by
                         Surgical Technologies, Inc. as amended June 4, 1996                                        Reference (6)

    2.02          2      Asset Purchase Agreement dated November 30, 1995, by and between Microtek Medical,        Incorporated by
                         Inc., and Surgical Technologies, Inc.                                                      Reference (5)

    2.03          2      Acquisition Agreement dated effective January 1, 1996, by and between Rex Industries      Incorporated by
                         Acquisition Corporation and Rex Industries, Inc.                                           Reference (5)

    2.04          2      Amended and Restated Agreement and Plan of Merger dated December 24, 1997, signed         Incorporated by
                         January 7, 1998, by and between 4Health, Inc. and Irwin Naturals as amended April 2,       Reference (1)
                         1998.

  Item 3.                Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------------------------------------------
    3.01          3      Articles of Incorporation of Surgical Subsidiary, Inc., a Utah Corporation now known      Incorporated by
                         as Surgical Technologies, Inc.                                                             Reference (8)

    3.02          3      Articles of Merger and related Plan of Merger                                             Incorporated by
                                                                                                                    Reference (8)

    3.03          3      Bylaws                                                                                    Incorporated by
                                                                                                                    Reference (8)

    3.04          3      Articles of Merger and related Plan of Merger                                             Incorporated by
                                                                                                                    Reference (6)

    3.05          3      Form of Articles of Merger and related Plan of Merger                                     Incorporated by
                                                                                                                    Reference (1)




                 SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
----------------------------------------------------------------------------------------------------------------------------------

  Item 4.                Instruments Defining the Rights of Security Holders
----------------------------------------------------------------------------------------------------------------------------------
    4.01          4      Form of Warrant Agreement between 4Health, Inc. and Zions First National Bank with        Incorporated by
                         related form of Warrant                                                                    Reference (6)

    4.02          4      Form of Sale Restriction Agreement respecting shareholders of both Surgical               Incorporated by
                         Technologies, Inc., and 4Health, Inc.                                                      Reference (6)

    4.03          4      Form of Consent, Approval, and Irrevocable Proxy respecting certain Surgical              Incorporated by
                         stockholders with related schedule                                                         Reference (6)

    4.04          4      Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health               Incorporated by
                         stockholders with related schedule                                                         Reference (6)

    4.05          4      Specimen Common Stock Certificate                                                         Incorporated by
                                                                                                                    Reference (6)

    4.06          4      Specimen Warrant Certificate                                                              Incorporated by
                                                                                                                    Reference (6)

    4.07          4      Warrant certificates between 4Health and Allen & Company Incorporated dated April 15,     Incorporated by
                         1997                                                                                      Reference (10)

  Item 5.                Other Items
----------------------------------------------------------------------------------------------------------------------------------
    5.01          5      Summary of Revolving Line of Credit Agreement between 4Health and Norwest Business        Incorporated by
                         Credit, Inc.                                                                               Reference (2)

  Item 10.               Material Contracts
----------------------------------------------------------------------------------------------------------------------------------
   10.01         10      Form of Directors' Options                                                                Incorporated by
                                                                                                                   Reference (5)*

   10.02         10      Stock Option and Stock Award Plan                                                         Incorporated by
                                                                                                                   Reference (5)*

   10.03         10      1991 Directors' Stock Option Plan                                                         Incorporated by
                                                                                                                   Reference (5)*

   10.04         10      Directors' Stock Option Plan                                                              Incorporated by
                                                                                                                   Reference (7)*

   10.05         10      Technology Purchase Agreement between Ellis E. Williams, Professional Medical, Inc.,      Incorporated by
                         and Surgical Technologies, Inc., dated February 4, 1993                                    Reference (8)

   10.06         10      Patent Cross-License Agreement between Utah Medical Products, Inc., and Professional      Incorporated by
                         Medical, Inc., dated February 9, 1993                                                      Reference (9)

   10.07         10      Form of Promissory Note in the amount of $1,000,000 payable to First Interstate Bank,     Incorporated by
                         dated August 16, 1994                                                                      Reference (9)




                SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
----------------------------------------------------------------------------------------------------------------------------------
   10.08         10      Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security               Incorporated by
                         Agreement, and Fixture Filing, dated April 8, 1994, in the principal amount of             Reference (8)
                         $1,000,000 due Standard Insurance Company

   10.09         10      Stock Purchase Agreement dated May 6, 1994, between Surgical Technologies, Inc., and      Incorporated by
                         Benitex, A.G.                                                                              Reference (8)

   10.10         10      Real Estate Contract dated February 2, 1994, between Surgical Technologies, Inc. and      Incorporated by
                         Rex Crosland related to the facilities at 2801 South Decker Lake Lane, Salt Lake           Reference (8)
                         City, Utah

   10.11         10      Asset Purchase Agreement between Milwaukee Acquisition Company, Insulation                Incorporated by
                         Distributors, Inc., and Surgical Technologies, Inc., effective September 30, 1993          Reference (8)

   10.12         10      All-Inclusive Promissory Note and related All-Inclusive Trust Deed, relating to sale      Incorporated by
                         of building and property, dated March 31, 1995, in the principal amount of                 Reference (9)
                         $981,375.32

   10.13         10      1996 Long-Term Stock Incentive Plan                                                       Incorporated by
                                                                                                                    Reference (6)

   10.14         10      Form of $2.00 option granted to Surgical directors, officers, and employees with          Incorporated by
                         related schedule                                                                          Reference (6)*

   10.15         10      Form of Option granted to Todd B. Crosland                                                Incorporated by
                                                                                                                   Reference (6)*

   10.16         10      Form of Option granted to Rockwell D. Schutjer                                            Incorporated by
                                                                                                                   Reference (6)*

   10.17         10      Form of Proprietary Information, Inventions, and Non-Competition Agreement between        Incorporated by
                         4Health and R. Lindsey Duncan                                                              Reference (6)

   10.18         10      Form of Employment Agreement between the Surviving Corporation and Rockwell D.            Incorporated by
                         Schutjer                                                                                  Reference (6)*

   10.19         10      Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security               Incorporated by
                         Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of         Reference (4)
                         $1,350,000 due Standard Insurance Company

   10.20         10      Form of Non-Negotiable Promissory Note                                                    Incorporated by
                                                                                                                    Reference (1)

  Item 20.               Other Documents or Statements to Security Holders
----------------------------------------------------------------------------------------------------------------------------------
   20.01         20      Notice of change of transfer and warrant agent.                                           Incorporated by
                                                                                                                    Reference (3)

  Item 27.               Financial Data Schedule
----------------------------------------------------------------------------------------------------------------------------------
   27.01         27      Financial Data Schedule                                                                     This Filing


                                          15

-------------------------
   (1) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1997.
   (2) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.
   (3) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
   (4) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
   (5) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
   (6) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
   (7) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
   (8) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
   (9) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.
   (10) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
    * Represents a management contract, compensatory plan, or arrangement required to be filed as an exhibit.




                                    Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        4Health, Inc.



 Dated: May 15, 1998                 By:   /s/ R. LINDSEY DUNCAN
                                        ---------------------------------------
                                           R. Lindsey Duncan
                                           President and Chief Executive
                                           Officer

 Dated: May 15, 1998                 By:   /s/ SCOTT W. LUSK
                                        ---------------------------------------
                                           Scott W. Lusk
                                           Director of Finance