Form 10-K/A
period 1997-12-31
4HEALTH INC
filed 1998-06-19
CIK 857353

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                               TO ANNUAL REPORT

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

                        Commission file number 0-18160

                                 4HEALTH, INC.
            (Exact name of registrant as specified in its charter)

                   Utah                           87-046822
        ------------------------   ------------------------------------
        (State of incorporation)   (I.R.S. Employer Identification No.)

                             5485 Conestoga Court
                           Boulder, Colorado  80301
                   (Address of principal executive offices)
                Registrant's telephone number:  (303) 546-6306

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
Yes: X   No:
    ---     ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                4HEALTH, INC.
                              INDEX TO FORM 10-K

PART I.                                                                   Page
-------                                                                   ----
Item 1.   Business                                                          3

Item 2.   Properties                                                        9

Item 3.   Legal Proceedings                                                10

Item 4.   Submission of Matters to a Vote of Security Holders              10

PART II.
--------
Item 5.   Market for the Registrant's Common Stock and Related             10
          Stockholder Matters

Item 6.   Selected Financial Data                                          11

Item 7.   Management's Discussion and Analysis of Financial Condition and  12
          Results of Operations

Item 8.   Financial Statements and Supplementary Data                      17

Item 9.   Changes in and Disagreements With Accountants on Accounting and  17
          Financial Disclosure

PART III
--------
Item 10.  Directors of the Registrant                                      18

Item 11.  Executive Compensation                                           20

Item 12.  Security Ownership of Certain Beneficial Owners and Management   23

Item 13.  Certain Relationships and Related Transactions                   23

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K 24

          Exhibit Index                                                    25

          Index to Financial Statements                                    28

          Financial Statements                                            F-1

          Signature Page

          4Health, Inc. hereby amends and restates in its entirety its Annual Report on From 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on April 15, 1998. (See Note 2 of the Notes to Financial Statements included herewithin.).


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

           On October 13, 1997, 4Health and IN entered into a letter of intent setting forth the basic terms of the merger. On January 7, 1998, 4Health, IN and Klee Irwin, president of IN, executed a merger agreement, dated as of December 24, 1997 and amended and restated on April 2, 1998 and May 22, 1998 (the "Merger Agreement"), providing for the merger of IN with and into 4Health (the "Merger"). The Merger Agreement was approved by the board of directors of 4Health by their unanimous consents dated January 7, 1998, April 2, 1998, and May 22, 1998. Under the Merger Agreement, IN will be merged with and into 4Health, with the effect that IN will be dissolved and 4Health will continue as the surviving corporate entity, with its name changed to "Irwin Naturals/4Health, Inc."


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


          As part of the Merger, the articles of incorporation of 4Health will be amended to (i) change its name to "Irwin Naturals/4Health, Inc.,"
(ii) increase the authorization of 4Health Common Stock to 50,000,000 shares and (iii) adopt various provisions regarding the composition of the board of directors, the nominations for and the removal of directors and other management related matters. Pursuant to the Merger Agreement and the related Articles of Merger, and subject to shareholder approval, if the Merger is consummated the board of directors of the surviving corporation will consist of R. Lindsey Duncan, Klee Irwin, Anthony Robbins, Clarke Keough and Jonathan Diamond.


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


          4Health's products that are sold through health food stores, under the proprietary brand name "Nature's Secret-Registered Trademark-", accounted for approximately 81% of 4Health's 1997 total sales, 90% of 1996 total sales, and 94% of 1995 total sales. The Company also has a proprietary line of products that it sells to health care practitioners under the "Harmony Formulas-Registered Trademark-" label. Sales of Harmony Formulas-Registered Trademark- products comprised approximately 7% of the Company's total sales in 1997.

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

COMPETITION


          The industry in which the Company operates is highly competitive. In the health food stores and practitioners channels, there are many relatively small companies which offer products. 4Health's Nature's Secret-Registered Trademark- and Harmony Formula-Registered Trademark- brand lines have built strong brand loyalty with retailers, practitioners and customers through quality products, excellent customer service and an emphasis on health through education. The Company continues to be the leader in internal cleansing products and uses this success to launch products for other health concerns. In the food, drug and mass market, the Company faces increased competition where many of the competitors are significantly larger and have greater financial resources. The Company believes it will be able to compete successfully in the food, drug and mass market because of unique formulations and packaging, better quality, and good relationships with distributors and store buyers.


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



ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years in the period ended December 31, 1997 (from inception on February 17, 1993) have been derived from the audited financial statements of the Company included herein ("Financial Statements"). The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report.


                                                               Years ended December 31,
                                                         from inception (February 17, 1993)
                                                        (in thousands, except per share data)
                                       --------------------------------------------------------------------
                                           1993          1994          1995         1996           1997
INCOME STATEMENT DATA
  Net sales                            $      270    $    2,077    $   10,434    $   17,352    $    12,432
  Gross profit                                182         1,332         6,631        10,427          6,309
  Operating (loss) income                      (7)         (131)        1,131        (2,653)        (6,540)
  Other income (expense), net                  (6)           (5)          (63)           38            (89)
                                       --------------------------------------------------------------------
  (Loss)income before income taxes            (13)         (136)        1,068        (2,615)        (6,629)
  Income taxes                                  1            (2)         (360)           65              -
                                       --------------------------------------------------------------------
  Net (loss) income                    $      (12)   $     (138)   $      708    $   (2,550)   $    (6,629)
                                       --------------------------------------------------------------------
                                       --------------------------------------------------------------------
PER SHARE DATA
  Net (loss) income per common
    share - basic and diluted          $     -       $    (0.02)   $    0 .08    $    (0.26)   $     (0.57)

Weighted average common shares
  outstanding - basic                   6,018,680     7,334,729     8,707,214     9,896,822     11,615,004

Weighted average common shares
  outstanding - diluted                 6,018,680     7,334,729     8,833,047     9,896,822     11,615,004

                                               Years ended December 31,
                                       ---------------------------------------
                                           1995          1996         1997
                                       ----------    ----------    ----------
BALANCE SHEET DATA
  Working capital                      $    2,236    $    3,977    $    1,529
  Total assets                              5,228        12,224         6,363
  Long-term debt                            1,296         1,276         1,298
  Shareholders' equity                      3,043         9,335         3,133

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     REFERENCE IS HEREBY MADE TO THE DISCLOSURE REGARDING "FORWARD-LOOKING" STATEMENTS ON PAGE 2.

     The following table sets forth, for years 1995, 1996 and 1997, certain items from the Company's Statements of Operations included elsewhere herein, expressed as a percentage of net sales.


                                                Years ended December 31,
                                           ------------------------------------
                                            1995           1996           1997
                                           -----          -----          -----
Net Sales                                  100.0%         100.0%         100.0%
Cost of sales                               36.4%          39.9%          49.2%
                                           -----          -----          -----
Gross Profit                                63.6%          60.1%          50.8%
General and administrative expenses         14.2%          17.8%          24.3%
Sales and marketing expenses                37.1%          55.2%          49.9%
Research and development                     1.5%           2.4%           3.4%
Loss on write-off of intangible assets         -              -           25.8%
                                           -----          -----          -----
Income (loss) from operations               10.8%         (15.3%)        (52.6%)
Other income (expense), net                 (0.6%)          0.2%          (0.7%)
                                           -----          -----          -----
Income (loss) before income taxes           10.2%         (15.1%)        (53.3%)
(Provision) benefit for income taxes        (3.4%)          0.4%             -
                                           -----          -----          -----
Net income (loss)                            6.8%         (14.7%)        (53.3%)
                                           -----          -----          -----
                                           -----          -----          -----


1997 COMPARED TO 1996

     Net sales decreased $4.9 million or 28% from $17.4 million in 1996 to $12.4 million in 1997. Net sales in the Nature's Secret brand decreased $6.3 million or 37%, from $15.6 million to $9.9 million, due primarily to a large sale to a major customer in 1996. This large sale to a major customer in 1996 was related to the initial purchase of the Nature's Secret weight loss product line, as well as the purchase of products already carried by this customer. The customer received discount incentives due to the large volume of this order. The customer chose not to continue to carry the weight loss line of products and resumed ordering other Nature's Secret products in 1997 based on normal ordering cycles and sales volume. Sales of the 4Health brand increased $.94 million or 142% from $.66 million in 1996 to $1.6 million in 1997 and net sales in the Harmony Formulas brand decreased $.08 million or 8%, from $.96 million to $.88 million in the same periods respectively.

     Excluding the large sale to a major customer in 1996, overall net sales were flat in 1997. The Nature's Secret brand saw an increase in net sales in the last quarter of 1997 when compared to the same period in 1996. Management anticipates this trend to continue throughout 1998 due to its focused marketing campaign and introduction of new products. The Company also feels that the 4Health and Harmony Formulas brands will experience flat net sales in 1998. The Company also experienced increased international sales activity at the end of 1997 and management expects foreign sales to increase significantly in 1998.

     Gross profit decreased 39% to $6.3 million in 1997 from $10.4 million in 1996. The gross profit margin in 1997 declined 9.3% from 60.1% in 1996 to 50.8% in 1997. Management attributes 6% of this decline to a $.76 million write-down of inventory. This inventory was exchanged for $2.3 million of barter credits. The Company expects to utilize these credits primarily for future advertising and travel expenses. Another 1.0% of this decline was due to the scrapping of obsolete inventory primarily related to a packaging changeover in the Nature's Secret brand, and the balance of this decline is attributable to a shift in sales to products with gross margins less than historical averages.

     The loss on write-off of assets of $3.2 million was due to the write-off of the goodwill balance generated in the merger with Surgical Technologies, Inc. It was determined under Statement of Financial Accounting Standards No. 121 that this asset had no value at December 31, 1997, and as such was written off in its entirety. General and administrative expenses increased 6.5% from
17.8% in 1996 to 24.3% in 1997.   Management attributes this increase to the
expenses related to operating as a publicly held company for an entire year and legal fees in connection with a dispute with a major customer, now settled, which significantly exceeded cuts in personnel and other overhead costs. Sales expenses decreased $.7 million or 26% from $2.7 million in 1996 to $2 million in 1997. Marketing expenses decreased $2.7 million or 39% from $6.9 million in 1996 to $4.2 million in 1997. As a percentage of sales, sales and marketing expenses decreased 5.3% from 55.2% in 1996 to 49.9% in 1997. Reductions in advertising expenses to support the Nature's Secret brand accounted for most of this decrease.

     Research and development costs increased slightly from $.415 million in 1996 to $.418 million in 1997. As a percent of net sales, these expenses increased 1%. Continued development of new products and ongoing clinical studies related to new and existing products accounted for this spending. Management expects this department to decrease its expenditures in 1998 as there are no clinical studies planned for the coming year.

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

     Gross profit increased 57% to $3.8 million from $6.6 in 1995 to $10.4 million in 1996. The gross profit margin in 1996 declined 3.5% from 63.6% in 1995 to 60.1%. Management attributes this decline to introduction of new products with gross margins less than historical averages and aggressive discounting on large sales to a major customers.

     General and administrative expenses increased 107% to $3.1 million in 1996 compared to $1.5 million in 1995. As a percent of net sales, these expenses increased 3.5% from 14.2% in 1995 to 17.7% in 1996. Management attributes these increases to the Company's decision to build the corporate infrastructure by adding new executives and managers, expenses related to operating as a publicly held company and legal fees in connection with a dispute with a major customer. Additionally, sales and marketing expenses increased $5.7 million or 148% from $3.9 million in 1995 to $9.6 million in 1996. As a percentage of sales, sales and marketing expense increased 18.4% from 37.1% in 1995 to 55.4% in 1996. Increased selling and advertising expenses to support the Nature's Secret and 4Health brands accounted for 38% of this increase. The build-up of the outside sales forces, sales management and the addition of new marketing management for both brands accounted for another 35% of the increase. Television advertising related to the large sale to a major customer explained another 23% of the increase.

     Research and development costs increased 178% from $149 thousand in 1995 to $415 thousand in 1996. As a percent of net sales, these expenses increased less than 1%. Development of new products and clinical studies related to new and existing products accounts for this increase.

1995 COMPARED TO 1994

     Net sales, for the year ended December 31, 1995, increased 402% to $10.4 million from $2.1 million for the year ended December 31, 1994. This increase was primarily due to a significant market penetration of health food stores from approximately 2,000 in 1994 to 5,400 active accounts by the end of 1995. Included in these stores, is a large chain of approximately 1,600 health food stores which carries only one of the Company's products. Sales to this customer accounted for 12.8% of total revenues in 1995. An additional contributor to 4Health's revenue growth was the launch of its Ultimate Multi product in July of 1995 which accounted for 7.5% of total sales to health food stores.

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

     In 1995, the Company raised $1.5 million in cash from the net proceeds of the sale of preferred stock. In 1994, 4Health raised $1.0 million of cash from the net proceeds of the sale of Common Stock. The Company used the proceeds raised in 1995 and 1994 to finance its growth and expansion in those years.


     During 1996, the Company used cash of $3.3 million for operations. As a result of the merger with Surgical, the Company received cash and cash equivalents of $3.6 million. The bulk of these proceeds were used to fund marketing projects and increased marketing personnel costs. Sales and marketing expenses increased $5.7 million in 1996 over 1995. The majority of these expenditures were discretionary in nature and the Company plans to curtail these activities unless they can be supported by ongoing operations. An additional $1.2 million was used to increase inventory during 1996. The Company intends to substantially reduce inventory amounts during 1997 to reduce cash requirements.

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

     Inventories were valued at $1.3 million at December 31, 1997 as compared to $2.5 million at December 31, 1996, which represents a 48% decrease or $1.2 million. The decline in inventories was due primarily to a write-down which reduced inventories $.76 million. Management attributes the rest of the inventory reduction to better inventory and vendor management.

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

     Other assets as of December 31, 1996 consisted primarily of intangible assets related to the merger with Surgical Technologies, Inc., including ID Technology and goodwill, with the remainder made up of prepaid expenses and deposits. The ID Technology is primarily the capitalized cost of patents and trademarks of a medical device used in angioplasty procedures.

The intangible assets decreased $3 million in 1997 due primarily to the write-off of the goodwill in accordance with Statement of Financial Accounting Standards No. 121 which deals with the accounting for impairment of long-lived assets. The goodwill was recorded in the merger with Surgical Technologies, Inc. in 1996 and was determined to have no value at December 31, 1997. The balance of other assets at December 31, 1997 consisted of ID Technology, prepaid expenses and deposits. The Company believes the ID Technology to be a viable asset at its current recorded value of approximately $480,000 at December 31, 1997. In December 1997, the Company entered into an agreement with InterVentional Technologies, Inc. ("IVT") to mutually explore the viability of entering into a joint venture agreement in order to further develop the technology, increase revenues and earnings, and transfer the ownership of the device to IVT. The Company believes the new design of the device will be less expensive to produce, thus allowing the device to compete for U.S. market share, while maintaining international sales volumes. The Company is currently amortizing this asset over an eight year useful life.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements are filed with this report as pages F-1 through F-22. The Index to Financial Statements appears on page 13.

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


----------------------------------------------------------------------------------------
                             Officer      Director
      Name            Age     Since         Since                  Position
----------------------------------------------------------------------------------------
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



     R. LINDSEY DUNCAN, the founder of 4Health, is a nutritionist certified by the National Institute of Nutritional Education, an industry accrediting body. Since 1993, Mr. Duncan has been the President, Chief Executive Officer, and Chairman of the Board of 4Health, Inc. Since the mid-1980s, he has owned, operated, and been the principal nutritionist of Home Nutrition Clinic, Santa Monica, California. In January 1988, Mr. Duncan began formulating his own nutritional supplements and in 1993, he organized 4health, Inc. (a California corporation and a predecessor to the Company.) Mr. Duncan is a member of the National Nutritional Foods Association, the American Herbal Products Association, and the Herb Research Foundation.

     CHERYL M. WHEELER, a marketing manager at the Company since 1993, assists Mr. Duncan with industry seminars, speeches, and other public appearance and related marketing activities. Ms. Wheeler is a nutritionist certified by the National Institute of Nutritional Education. For in excess of five years prior to her joining the Company, Ms. Wheeler was a professional stuntwoman and martial arts expert.


     SCOTT W. LUSK, has been with the finance department of 4Health since September of 1995. Prior to joining 4Health, Mr. Lusk held the position of Controller at Greenbar Corporation from 1991 until 1995. He has fifteen years of experience in wholesale, distribution, retail sales, and computer networking. Mr. Lusk received a bachelor of science degree in accounting from the University of Northern Colorado and is a certified public accountant.


     ROCKWELL D. SCHUTJER, a co-founder of Surgical Technologies, Inc., served as Vice President of Operations and as a director of Surgical Technologies, Inc. from its inception in 1991 through 1996. Upon the merger of Surgical Technologies, Inc. and 4Health, Mr. Schutjer became the Manager of Surgical Technologies, a division of 4Health, Inc. and was elected to 4Health's board of directors. Mr. Schutjer received his bachelor of science degree in business finance from the University of Utah.


     STEVEN B. BECKMAN, has been a director of the Company since 1997. From 1993 through 1996, Mr. Beckman served as Vice President Sales and Marketing at 4health, Inc. as well as being responsible for accounting and operations functions from 1993 to 1995. Upon leaving 4Health, Inc. in 1996, Mr. Beckman founded Achieve Communications, Inc. in Boulder, Colorado. He currently serves as the President of Achieve Communications, Inc. He received a bachelor of arts degree from the University of California at Santa Barbara.


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


                                       Summary Compensation
                                       --------------------
                                                              Long-Term Compensation
                                                         --------------------------------
                                Annual Compensation             Awards            Payouts
                                ---------------------------------------------------------
                                                                                             All
                                                         Restricted  Securities             Other
                                                            Stock    Underlying    LTIP    Compen-
Name and Position        Year    Salary    Bonus   Other    Award     Options     Payouts   sation
--------------------------------------------------------------------------------------------------
R. Lindsey Duncan,       1997   $150,000    $ 0     $ 0      $ 0       401,252      $ 0       $ 0
  President and Chief    1996    150,000      0       0        0       331,034        0         0
  Executive Officer      1995    150,000      0       0        0       105,329        0         0

OPTION EXERCISES AND HOLDINGS

     The following table presents information with respect to the Chief Executive Officer concerning the exercise of options during 1997 and unexercised options held as of December 31, 1997. No options were granted to the Chief Executive Officer during 1997.


               Aggregated Option Exercises and Year end Option Values
               ------------------------------------------------------

                                                    Number of Unexercised        Value of Unexercised In-
                                                          Options at               the-Money Options at
                                                       December 31, 1997            December 31, 1997
                                                 ---------------------------------------------------------
                       Shares        Value
Name                Exercised(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------
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

     The compensation of Mr. Duncan, Chief Executive Officer of 4Health, for 1997 is shown in the Summary Compensation table. The Compensation Committee believes that his comp-ensation adequately reflects his performance as 4Health's President and Chief Executive Officer.


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




                                    [GRAPH]




                               -------------------------------------------------------------------------
                                                      Quarter End Values
--------------------------------------------------------------------------------------------------------
                               7/17/96    9/30/96   12/31/96    3/31/97    6/30/97    9/30/97   12/31/97
--------------------------------------------------------------------------------------------------------
4Health                        $100.00   $  78.95   $  57.90   $  58.55   $  61.84   $  50.66   $  53.95
--------------------------------------------------------------------------------------------------------
Nasdaq US Index                 100.00     113.16     118.73     112.29     132.88     155.35     145.69
--------------------------------------------------------------------------------------------------------
Nasdaq Pharmaceutical Index     100.00     113.64     110.25     104.70     113.03     126.80     113.92
--------------------------------------------------------------------------------------------------------

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


                                                     SHARES
                                                  BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED           PERCENT
------------------------------------              ------------        -------
Principal Shareholders
----------------------
R. Lindsey Duncan                                  5,899,153 (4)      49.25 %
  5485 Conestoga Court
  Boulder, CO  80301

Directors and Executive Officers
--------------------------------
R. Lindsey Duncan (1)(2)                       -------- See Above  --------

Cheryl Wheeler (1)(3)                                332,353 (4)      2.77 %

Rockwell D. Schutjer (1)                              75,250 (4)         *

Steven B. Beckman (1)                                  7,523 (4)         *

Scott W. Lusk (3)                                      5,864 (4)         *

All Officers and directors as a group (5 People)   6,320,143 (4)     52.76 %

------------------------
*    Less than 1%
(1)  Serves as a director of 4Health.
(2) Serves as an executive officer of 4Health and appears in the Summary Compensation table.
(3) Serves as an executive officer of 4Health, but does not appear in the Summary Compensation table.
(4) Includes the following number of shares which could be purchased under stock options exercisable within 60 days from the date hereof;
       Mr. Duncan, 401,252 shares; Ms. Wheeler, 51,914 shares; Mr. Schutjer, 9,000 shares; Mr. Beckman, 7,523 shares; Mr. Lusk, 4,512 shares; and all officers and directors as a group, 474,201 shares.


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Financial Statements (and Financial Statement Schedules) at page 28 of this Form 10-K.

     (2) Financial Data Schedule. All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were not required under the instructions contained in Regulation S-X.

     (3)  Exhibits.  See Exhibit Index at page 25 of this Form 10-K.

(b) Form 8-K dated October 14, 1997 consisting of the Registrant's press release regarding its signing of a letter of intent to merge.

                                 EXHIBIT INDEX

             SEC
Exhibit   Reference
Number     Number                               Title of Document                                    Location
-----------------------------------------------------------------------------------------------------------------
Item 2.                Plan of Acquisition, Reorganization, Liquidation, or Succession
-----------------------------------------------------------------------------------------------------------------
 2.01         2        Agreement and Plan of Merger dated April 10, 1996, by and between          Incorporated by
                       4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996      Reference (6)

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

 2.04         2        Amended and Restated Agreement and Plan of Merger dated December 24,       Incorporated by
                       1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin        Reference (1)
                       Naturals as amended April 2, 1998.

 2.05         2        Amended and Restated Agreement and Plan of Merger dated December 24,            This
                       1997, signed January 7, 1998, amended April 2, 1998, by and between            Filing
                       4Health, Inc. and Irwin Naturals as amended May 22, 1998.

Item 3.                Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------------------------------------------
 3.01         3        Articles of Incorporation of Surgical Subsidiary, Inc., a                  Incorporated by
                       Utah Corporation now known as Surgical Technologies, Inc.                   Reference (8)

 3.02         3         Articles of Merger and related Plan of Merger                             Incorporated by
                                                                                                   Reference (8)

 3.03         3        Bylaws                                                                     Incorporated by
                                                                                                   Reference (8)

 3.04         3        Articles of Merger and related Plan of Merger                              Incorporated by
                                                                                                   Reference (6)

 3.05         3        Form of Articles of Merger and related Plan of Merger                      Incorporated by
                                                                                                   Reference (1)
Item 4.                Instruments Defining the Rights of Security Holders
-----------------------------------------------------------------------------------------------------------------
 4.01         4        Form of Warrant Agreement between 4Health, Inc. and Zions                  Incorporated by
                       First National Bank with related form of Warrant                            Reference (6)

 4.02         4        Form of Sale Restriction Agreement respecting shareholders of              Incorporated by
                       both Surgical Technologies, Inc., and 4Health, Inc.                         Reference (6)

 4.03         4        Form of Consent, Approval, and Irrevocable Proxy respecting                Incorporated by
                       certain Surgical stockholders with related schedule                         Reference (6)

 4.04         4        Form of Consent, Approval, and Irrevocable Proxy respecting                Incorporated by
                       certain 4Health stockholders with related schedule                          Reference (6)

 4.05         4        Specimen Common Stock Certificate                                          Incorporated by
                                                                                                   Reference (6)




             SEC
Exhibit   Reference
Number     Number                               Title of Document                                    Location
-----------------------------------------------------------------------------------------------------------------
 4.06         4        Specimen Warrant Certificate                                               Incorporated by
                                                                                                   Reference (6)

 4.07         4        Warrant certificates between 4Health and Allen & Company Incorporated      Incorporated by
                       dated April 15, 1997                                                        Reference (10)

Item 5.                Other Items
-----------------------------------------------------------------------------------------------------------------
 5.01         5        Summary of Revolving Line of Credit Agreement between 4Health and          Incorporated by
                       Norwest Business Credit, Inc.                                               Reference (2)

Item 10.               Material Contracts
-----------------------------------------------------------------------------------------------------------------
10.01         10       Form of Directors' Options                                                 Incorporated by
                                                                                                   Reference (5)*

10.02         10       Stock Option and Stock Award Plan                                          Incorporated by
                                                                                                   Reference (5)*

10.03         10       1991 Directors' Stock Option Plan                                          Incorporated by
                                                                                                   Reference (5)*

10.04         10       Directors' Stock Option Plan                                               Incorporated by
                                                                                                   Reference (7)*

10.05         10       Technology Purchase Agreement between Ellis E. Williams, Professional      Incorporated by
                       Medical, Inc., and Surgical Technologies, Inc., dated February 4, 1993      Reference (8)

10.06         10       Patent Cross-License Agreement between Utah Medical Products, Inc.,        Incorporated by
                       and Professional Medical, Inc., dated February 9, 1993                      Reference (9)

10.07         10       Form of Promissory Note in the amount of $1,000,000 payable to             Incorporated by
                       First Interstate Bank, dated August 16, 1994                                Reference (9)

10.08         10       Deed of Trust Note and related Deed of Trust, Assignment of Rents,         Incorporated by
                       Security Agreement, and Fixture Filing, dated April 8, 1994, in the         Reference (8)
                       principal amount of $1,000,000 due Standard Insurance Company

10.09         10       Stock Purchase Agreement dated May 6, 1994, between Surgical               Incorporated by
                       Technologies, Inc., and Benitex, A.G.                                       Reference (8)

10.10         10       Real Estate Contract dated February 2, 1994, between Surgical              Incorporated by
                       Technologies, Inc. and Rex Crosland related to the facilities at            Reference (8)
                       2801 South Decker Lake Lane, Salt Lake City, Utah

10.11         10       Asset Purchase Agreement between Milwaukee Acquisition Company,            Incorporated by
                       Insulation Distributors, Inc., and Surgical Technologies, Inc.,             Reference (8)
                       effective September 30, 1993

10.12         10       All-Inclusive Promissory Note and related All-Inclusive Trust              Incorporated by
                       Deed, relating to sale of building and property, dated March 31,            Reference (9)
                       1995, in the principal amount of $981,375.32




             SEC
Exhibit   Reference
Number     Number                               Title of Document                                    Location
-----------------------------------------------------------------------------------------------------------------
10.13         10       1996 Long-Term Stock Incentive Plan                                        Incorporated by
                                                                                                   Reference (6)

10.14         10       Form of $2.00 option granted to Surgical directors, officers,              Incorporated by
                       and employees with related schedule                                         Reference (6)*

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

10.18         10       Form of Employment Agreement between the Surviving Corporation             Incorporated by
                       and Rockwell D. Schutjer                                                    Reference (6)*

10.19         10       Deed of Trust Note and related Deed of Trust, Assignment of Rents,         Incorporated by
                       Security Agreement, and Fixture Filing, dated February 20, 1997, in         Reference (4)
                       the principal amount of $1,350,000 due Standard Insurance Company

10.20         10       Form of Non-Negotiable Promissory Note                                     Incorporated by
                                                                                                   Reference (1)

Item 20.               Other Documents or Statements to Security Holders
-----------------------------------------------------------------------------------------------------------------
20.01         20       Notice of change of transfer and warrant agent.                            Incorporated by
                                                                                                   Reference (3)

Item 27.               Financial Data Schedule
-----------------------------------------------------------------------------------------------------------------
27.01         27       Financial Data Schedule                                                      This Filing

----------------
(1) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1997.
(2) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.
(3) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
(6) Incorporated by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
(7) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
(8) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
(9) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.
(10) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.

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

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To 4Health, Inc.:

     We have audited the accompanying balance sheets of 4Health, Inc. (a Utah corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 (as restated - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                        Arthur Andersen LLP



Denver, Colorado,
  February 20, 1998.

                                 4Health, Inc.
                                Balance Sheets
                       As of December 31, 1997 and 1996


                                                                         1997           1996
                                                                     -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                          $   109,787    $ 1,086,168
  Accounts receivable, net of allowance for doubtful
     accounts of $13,998 and $23,296, respectively                     1,609,692      1,105,207
  Inventories                                                          1,329,223      2,534,881
  Deferred tax asset                                                     225,506        313,872
  Other assets                                                           109,893        171,138
  Notes receivable, net of allowance of $300,000                          34,817        265,819
                                                                     -----------    -----------
    Total Current Assets                                               3,418,918      5,477,085

PROPERTY AND EQUIPMENT, NET                                            2,295,707      2,559,629
OTHER ASSETS, NET                                                        570,152      4,071,435
NOTES RECEIVABLE                                                          78,063        116,308
                                                                     -----------    -----------
    Total Assets                                                     $ 6,362,840    $12,224,457
                                                                     -----------    -----------
                                                                     -----------    -----------

CURRENT LIABILITIES
  Accounts payable                                                   $   698,310    $   484,079
  Accrued liabilities                                                    360,454        878,025
  Taxes payable                                                           60,587        113,833
  Notes Payable, current portion                                          29,454         20,555
  Line of credit                                                         740,797              -
  Capital leases                                                               -          3,733
                                                                     -----------    -----------
    Total Current Liabilities                                          1,889,602      1,500,225

DEFERRED TAX LIABILITY                                                    42,376        113,072
NOTES PAYABLE                                                          1,297,629      1,275,716
                                                                     -----------    -----------
    Total Liabilities                                                  3,229,607      2,889,013

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 30,000,000
    authorized, 12,068,798 and 11,460,374
    issued, respectively, 90,890 shares held in treasury                 120,687        114,603
  Additional paid-in capital - common stock                           11,407,668     11,261,852
  Additional paid-in capital - common stock warrants                     275,000              -
  Treasury stock, 90,890 shares                                         (50,000)       (50,000)
  Retained deficit                                                   (8,620,122)    (1,991,011)
                                                                     -----------    -----------
    Total Stockholders' Equity                                         3,133,233      9,335,444
                                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity                       $ 6,362,840    $12,224,457
                                                                     -----------    -----------
                                                                     -----------    -----------

     The accompanying notes are an integral part of these balance sheets.

                                 4Health, Inc.
                           Statements of Operations
             For the years ended December 31, 1997, 1996 and 1995

                                                         1997            1996           1995
                                                      -----------    -----------    -----------
Net sales                                             $12,431,670    $17,351,829    $10,434,022

Cost of goods sold                                      6,122,315      6,924,473      3,802,877
                                                      -----------    -----------    -----------

Gross profit                                            6,309,355     10,427,356      6,631,145

Operating expenses:
Sales and marketing                                     6,197,524      9,585,232      3,873,466
Research and development                                  418,190        414,998        149,366
General and administrative                              3,031,447      3,080,588      1,476,986
Loss on write-off of intangible
  assets                                                3,202,431              -              -
                                                      -----------    -----------    -----------

                                                       12,849,592     13,080,818      5,499,818
                                                      -----------    -----------    -----------

(Loss) income from operations                          (6,540,237)    (2,653,462)     1,131,327
                                                      -----------    -----------    -----------

Other income (expense):
Interest income                                            51,727        146,592         27,542
Interest expense                                         (140,601)      (108,486)       (90,467)
                                                      -----------    -----------    -----------

                                                          (88,874)        38,106        (62,925)
                                                      -----------    -----------    -----------

Net (loss) income before
 income tax (provision) benefit                        (6,629,111)    (2,615,356)     1,068,402

Income tax (provision) benefit                                  -         65,215       (359,723)
                                                      -----------    -----------    -----------

NET (LOSS) INCOME                                     $(6,629,111)   $(2,550,141)   $   708,679
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

Net (loss) income per
  common share - basic and diluted                    $      (.57)   $      (.26)   $       .08
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

Weighted average common
  shares outstanding - basic                           11,615,004      9,896,822      8,707,214
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

Weighted average common
  shares outstanding - diluted                         11,615,004      9,896,822      8,833,047
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

       The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                      Statements of Stockholders' Equity
             For the years ended December 31, 1997, 1996 and 1995


                                                                                                                   Additional
                                                                                                                    Paid-In
                                                           Preferred Stock                Common Stock               Capital
                                                       ----------------------------------------------------------------------
                                                       Common Stock
                                                        Equivalent
                                                          Shares         Amount        Shares          Amount        Amount
                                                       ----------------------------------------------------------------------
BALANCES, December 31, 1994                                     -       $      -      8,703,442       $ 87,034     $  954,271

Issuance of Series A Convertible Preferred
  Stock for cash, net of offering costs of
  $87,229 consisting of cash and common
  stock                                                   376,167         15,000         11,285            113      1,427,658

Net income                                                      -              -              -              -              -
                                                       ----------------------------------------------------------------------

BALANCES, December 31, 1995                               376,167       $ 15,000      8,714,727       $ 87,147     $2,381,929

Conversion of a $50,000 shareholder note
  receivable for Treasury Stock                                 -              -              -              -              -
Conversion of Series A Convertible
  Preferred Stock                                        (376,167)       (15,000)       376,167          3,762         11,238
Common stock issued in merger with
  Surgical Technologies Inc.                                    -              -      2,271,108         22,711      8,773,955
Issuance of common stock to employees,
  directors and officers for options exercised                  -              -         98,372            983         94,730

Net loss                                                        -              -              -              -              -
                                                       ----------------------------------------------------------------------

BALANCES, December 31, 1996                                     -       $      -     11,460,374       $114,603    $11,261,852
                                                       ----------------------------------------------------------------------
                                                       ----------------------------------------------------------------------


                                                                   Treasury Stock
                                                       ------------------------------                      Total
                                                                                          Retained         Stock-
                                                                                          Earnings        holders'
                                                                Shares        Amount      (Deficit)        Equity
                                                       ------------------------------------------------------------
BALANCES, December 31, 1994                                          -              -    $  (149,549)   $   891,756

Issuance of Series A Convertible Preferred
  Stock for cash, net of offering costs of
  $87,229 consisting of cash and common
  stock                                                              -              -              -      1,442,771

Net income                                                           -              -        708,679        708,679
                                                       ------------------------------------------------------------

BALANCES, December 31, 1995                                          -              -     $  559,130   $  3,043,206

Conversion of a $50,000 shareholder note
  receivable for Treasury Stock                                 90,890        (50,000)             -        (50,000)
Conversion of Series A Convertible
  Preferred Stock                                                    -              -              -              -
Common stock issued in merger with
  Surgical Technologies Inc.                                         -              -              -      8,796,666
Issuance of common stock to employees,
  directors and officers for options exercised                       -              -              -         95,713

Net loss                                                             -              -     (2,550,141)    (2,550,141)
                                                       ------------------------------------------------------------

BALANCES, December 31, 1996                                     90,890       $(50,000)   $(1,991,011)   $ 9,335,444
                                                       ------------------------------------------------------------
                                                       ------------------------------------------------------------


       The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                      Statements of Stockholders' Equity
             For the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                                                                                               Additional
                                                                                                                 Paid-In
                                                         Preferred Stock                Common Stock             Capital
                                                    ----------------------------------------------------------------------
                                                    Common Stock
                                                     Equivalent
                                                       Shares         Amount         Shares        Amount        Amount
                                                    ----------------------------------------------------------------------
BALANCES, December 31, 1996                                 -         $    -       11,460,374     $114,603    $11,261,852

Issuance of common stock to
  employees (current and former) for
  options exercised                                         -              -          108,424        1,084        150,816
Issuance of warrants as compensation
  for investment banking services                           -              -                -            -              -
Issuance of common stock to Old
  4Health shareholders pursuant to a
  realignment of equity interests
  (Note 1)                                                  -              -          500,000        5,000         (5,000)

Net loss                                                    -              -                -            -              -
                                                    ----------------------------------------------------------------------

BALANCES, December 31, 1997                                 -         $    -       12,068,798     $120,687    $11,407,668
                                                    ----------------------------------------------------------------------
                                                    ----------------------------------------------------------------------


                                                                                  Additional
                                                              Treasury Stock        Paid-In
                                                    ----------------------------    Capital                       Total
                                                                                     Common       Retained        Stock-
                                                                                     Stock        Earnings       holders'
                                                            Shares      Amount      Warrants      (Deficit)       Equity
                                                    ----------------------------------------------------------------------
BALANCES, December 31, 1996                                 90,890     $(50,000)    $      -    $(1,991,011)   $ 9,335,444

Issuance of common stock to
  employees (current and former) for
  options exercised                                              -            -            -              -        151,900
Issuance of warrants as compensation
  for investment banking services                                -            -      275,000              -        275,000
Issuance of common stock to Old
  4Health shareholders pursuant to a
  realignment of equity interests
  (Note 1)                                                       -            -            -              -              -

Net loss                                                         -            -            -     (6,629,111)    (6,629,111)
                                                    ----------------------------------------------------------------------

BALANCES, December 31, 1997                                 90,890    $(50,000)     $275,000    $(8,620,122)   $ 3,133,233
                                                    ----------------------------------------------------------------------
                                                    ----------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                           Statements of Cash Flows
             For the years ended December 31, 1997, 1996 and 1995

                                                         1997           1996           1995
                                                     -----------    -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $(6,629,111)   $(2,550,141)   $  708,679
Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
  Depreciation and amortization                          523,055        334,971       122,401
  Bad debt expense                                        15,788              -             -
  Loss on disposal of assets                              99,148          7,444        33,927
  Issuance of warrants for compensation expense          275,000              -             -
  Loss on write-off of intangible assets               3,202,431              -             -
(Increase) decrease in:
  Accounts receivable                                   (520,274)       (54,168)     (723,462)
  Inventory                                            1,205,658     (1,166,483)     (584,420)
  Other assets                                            84,132       (147,580)      (52,118)
  Deferred tax assets                                     88,366       (231,862)      (31,005)
Increase (decrease) in:
  Accounts payable                                       214,231       (125,252)      311,852
  Accrued interest payable                                     -              -         4,984
  Accrued liabilities                                   (517,571)       558,913        84,920
  Taxes payable                                          (53,246)        63,868       (24,495)
  Deferred tax liability                                 (70,696)        22,507        32,458
                                                     -----------    -----------    ----------
Net cash used in operating activities                 (2,083,089)    (3,287,783)     (116,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                    -        524,002             -
Acquisition of Surgical Technologies, Inc.                     -      3,639,257             -
Purchase of fixed assets                                 (84,111)      (532,754)     (689,030)
Proceeds from asset dispositions                             600              -        11,205
Proceeds from note receivable                            269,247        262,062             -
                                                     -----------    -----------    ----------
Net cash provided by (used in) investing activities      185,736      3,892,567      (677,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Preferred Stock                                  -              -     1,500,000
Preferred Stock issuance costs                                 -              -       (57,229)
Proceeds from common stock                               151,900         95,713             -
Surgical Technologies, Inc. acquisition costs                  -       (457,551)            -
Borrowings on short-term debt                          2,577,490              -             -
Borrowings on long-term debt                           1,350,000              -             -
Repayments on short-term borrowings                   (1,836,693)             -             -
Repayments on long-term borrowings                    (1,319,188)       (71,198)            -
Repayments on capital leases                              (2,537)        (5,515)       (3,413)
                                                     -----------    -----------    ----------
Net cash provided by (used in) financing activities      920,972       (438,551)    1,439,358
                                                     -----------    -----------    ----------

NET (DECREASE) INCREASE IN CASH                         (976,381)       166,233       645,254

CASH AND CASH EQUIVALENTS, at beginning of period      1,086,168        919,935       274,681
                                                     -----------    -----------    ----------

CASH AND CASH EQUIVALENTS, at end of period         $    109,787    $ 1,086,168    $  919,935
                                                     -----------    -----------    ----------
                                                     -----------    -----------    ----------

       The accompanying notes are an integral part of these statements.

                                 4Health, Inc.
                           Statements of Cash Flows
             For the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                                           1997         1996         1995
                                                        ---------    ----------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the year for income taxes            $  40,871    $      800    $ 443,769
  Cash paid during the year for interest                  128,190        98,527       83,735

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:




During 1996, assets and liabilities acquired in
 connection with the reverse purchase of
 Surgical Technologies, Inc. (See Note 1):
    Cash and cash equivalents                                        $3,639,257
    Marketable securities                                               524,002
    Accounts receivable                                                  76,419
    Inventories                                                         390,508
    Deferred tax asset                                                   51,005
    Property and equipment                                              117,842
    Other assets                                                      1,037,257
    Notes receivable                                                    644,189
    Accounts payable                                                   (193,765)
    Taxes payable                                                        (9,398)
    Deferred tax liability                                              (58,107)
                                                                     ----------
Net assets acquired                                                   6,219,209
    Less acquisition costs                                             (457,551)
                                                                     ----------
Net equity issued                                                    $5,761,658
                                                                     ----------
                                                                     ----------

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

     PRO FORMA CONDENSED COMBINED OPERATIONS

As a result of the sale of Surgical's specialty metals fabrication business segment and its disposable surgical pack and drape manufacturing product lines, both of which occurred prior to the merger, the continuing operations of Surgical subsequent to the merger were not material compared to the continuing operations of 4Health. Accordingly, the unaudited pro forma condensed statements of operations would reflect only the historical operations of 4Health.

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

(2)  RESTATEMENT

The Company's balance sheets as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 have been restated. The restatement is a result of the Securities and Exchange Commission's review of the Company's proxy materials related to the prospective merger with Irwin Naturals (See Note 10). The restatement affects the accounting treatment of the purchase price recorded for the Surgical acquisition effective July 15, 1996. In connection therewith, the Company increased the intangible asset values recorded for the Surgical acquisition based on the average stock price of Surgical for the two days before and after the announcement of the Surgical acquisition by $3,042,000. The remaining intangible assets of $3,202,000 were subsequently written off in 1997 because the continuing Surgical operations did not generate sufficient revenue to justify continuing such valuation. The restatement also included an adjustment to write-down inventory by $758,000 in connection with an exchange for barter credits in February 1997. These write downs were considered corrections of errors under APB No. 20 and the affected financial reporting periods were restated.

The restatement was a non-cash charge against earnings and does not reflect an adverse change in the Company's cash flow previously reported. The accounts affected by the restatement are as follows:

                                                      --------------------------------------------------------
                                                                           As of December 31,
                                                      --------------------------------------------------------
                                                      Previously         As         Previously          As
                                                       Reported       Restated       Reported        Restated
                                                         1997           1997           1996            1996
                                                      -----------    -----------    -----------    -----------
Other assets, net                                     $ 1,317,350    $   680,045    $ 1,307,669    $ 4,242,573
Deferred tax liability                                      5,638         42,376        152,112        113,072
Additional paid-in capital -
  common stock                                          7,904,884     11,407,668      8,226,844     11,261,852
Retained deficit                                       (4,442,387)    (8,620,122)    (1,929,947)    (1,991,011)

                                                      --------------------------------------------------------
                                                                           As of December 31,
                                                      --------------------------------------------------------
                                                      Previously         As         Previously          As
                                                       Reported       Restated       Reported        Restated
                                                         1997           1997           1996            1996
                                                      -----------    -----------    -----------    -----------
Net sales                                             $13,189,979    $12,431,670            N/A            N/A
General and administrative
  expenses                                              2,951,294      3,031,447     $2,980,484   $  3,080,588
Loss on write-off of intangible
  assets                                                        -      3,202,431            N/A            N/A
Income tax benefit                                         75,778              -         26,175         65,215

The restatement did not affect the beginning balance in retained earnings for the year ended December 31, 1996 and decreased beginning of the year retained earnings by $61,000 for the year ended December 31, 1997. The effect on net income and related per share amounts for each of the years is as follows:

                                                      --------------------------------------------------------
                                                                           As of December 31,
                                                      --------------------------------------------------------
                                                      Previously         As         Previously          As
                                                       Reported       Restated       Reported        Restated
                                                         1997           1997           1996            1996
                                                      -----------    -----------    -----------    -----------
Net loss before income tax benefit                    $(2,588,218)   $(6,629,111)   $(2,515,252)   $(2,615,356)
Net loss                                               (2,512,440)    (6,629,111)    (2,489,077)    (2,550,141)
Net loss per common share
  - basic and diluted                                 $      (.22)   $      (.57)   $      (.25)   $      (.26)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     OTHER ASSETS

Included in other assets at December 31, 1996 was unamortized goodwill resulting from the merger (See Note 1) of approximately $3,227,000 and the ID Technology acquired from Surgical of approximately $727,000. The unamortized ID Technology is used in angioplasty procedures. These intangible assets are being amortized using the straight-line method over a period of eight years.

In 1997, the purchase price for Surgical was adjusted downward because of the failure of the former Surgical assets to produce a specific level of earnings in the first year (See Note 1). The goodwill arising from the merger was reduced to $0 and the value of the ID Technology was reduced to $480,000 at December 31, 1997. The Company believes the carrying value of the asset is fully recoverable.

On February 25, 1997, 4Health entered into a barter credit agreement with Active Media Services, Inc. Under the terms of the agreement, the Company exchanged with Active Media Services, Inc. certain inventory with a cost of $758,308 for which the Company received $2,300,000 in barter credits. These barter credits can be used in lieu of cash to purchase goods and services available through Active Media Services, Inc. 4Health intends to use these barter credits to reduce future advertising, printing, travel and other normal operating expenditures. This transaction was recorded as a reduction of inventory.

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

     STOCK BASED COMPENSATION PLANS

In October of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation. The Statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the Statement had been applied. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. The Company adopted SFAS No. 123 during 1996. The Company has elected to make pro forma disclosures as allowed by SFAS No. 123 (See Note 7).

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

                                                                        Years ended December 31,
                                                               (in thousands, except per share amounts)
                                      ---------------------------------------------------------------------------------------
                                                    1997                            1996                       1995
                                      ---------------------------------------------------------------------------------------
                                                                Per                           Per                        Per
                                        Loss       Shares      Share      Loss     Shares    Share    Income    Shares  Share
                                        ----       ------      -----      ----     ------    -----    ------    ------  -----
Net (loss) income                     $(6,629)     11,615               $(2,550)    9,897              $709     8,707
Basic EPS                                                      $(.57)                        $(.26)                      $.08
                                                               -----                         -----                       ----
                                                               -----                         -----                       ----
Effect of diluted securities:
  Convertible preferred
     stock                                                                                                        119
  Stock options
     outstanding                                                                                                    7
                                      ---------------------------------------------------------------------------------------
Net (loss) income                     $(6,629)      11,615              $(2,550)    9,897              $709     8,833
                                      -------       ------              -------     -----              ----     -----
                                      -------       ------              -------     -----              ----     -----
Diluted EPS                                                    $(.57)                        $(.26)                      $.08
                                                               -----                         -----                       ----
                                                               -----                         -----                       ----

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and service, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. SFAS No. 131 may require certain disclosures to be made by the Company, if applicable.

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

(4)  NOTES PAYABLE

During 1997, the Company refinanced the corporate headquarters building loan for $1,350,000 for a five-year term. Payments of principal and interest of $11,503 are due monthly with the remaining balance due at the end of year five. Interest is calculated at the rate of 8.25% per year. Also during September 1997, the Company entered into a $1,500,000 three year revolving credit agreement with Norwest Business Credit, Inc. used for financing growth in inventory and receivables and other working capital needs. The agreement allows the Company to borrow up to $1,500,000 if eligible accounts receivable and inventory are sufficient to warrant such borrowings and contains certain covenants customary for this type of agreement. Borrowing on the line is subject to certain limitations and is secured by accounts receivable, inventory and various other assets. All of the Company's receipts are applied to the credit facility on a daily basis. The loan bears interest at Minnesota's Base Rate plus 2.75% and is subject to a minimum interest charge which is calculated on a quarterly basis. At year end, the maximum amount available to borrow was $.93 million, of which, $.19 million was still available.

The maturities of the note payable and the revolving credit agreement are as follows:

          1998                            $  770,251
          1999                                31,978
          2000                                34,718
          2001                                37,694
          2002                             1,193,239
                                          ----------
                     Total                $2,067,880
                                          ----------
                                          ----------

(5) NOTES RECEIVABLE

As of December 31, 1997 and 1996 notes receivable consisted of the following:

                                                               1997           1996
                                                             --------      ---------
Note receivable from a third party for certain assets,
  bearing interest 8%, with interest and principal due on
  January 31, 1997.  Subsequent to the year ended
  December 31, 1996, the note receivable was extended
  to September 1, 1997 and has been paid.                    $      -      $ 250,000

Note receivable from a third party for the purchase of
  certain assets, bearing interest 10% through February
  16, 1999, secured by purchased assets                       112,880        132,127

Less current portion                                          (34,817)      (265,819)
                                                             --------      ---------
Long-term notes receivable                                   $ 78,063        116,308
                                                             --------      ---------
                                                             --------      ---------


(6)  RELATED-PARTY TRANSACTIONS

     LOAN PAYABLE

The majority shareholder loaned the Company $200,000 during 1994 for the down payment required on the purchase of the corporate headquarters building. The loan was unsecured and bore interest at 7.0% and was due by March 31, 1997. This loan was paid off in 1996. Interest expense for fiscal 1996 totaled $2,492.

     NOTE RECEIVABLE

In 1996, the Company received treasury stock as payment for a $50,000 shareholder note receivable (See Note 7).

(7)  STOCKHOLDERS' EQUITY

     TREASURY STOCK

In 1996, the note receivable previously outstanding from a shareholder was exchanged for 60,405 shares of common stock received from the shareholder (See Note 6).

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

     WARRANTS

In 1997, the Company entered into a three-year contract with Allen & Company to provide investment banking services. In consideration for these services the Company issued to Allen & Company warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share and additional warrants to purchase 250,000 shares of the Company's common stock, at an exercise price of $4.00 per share, both exercisable up to the fifth anniversary of the date of issuance. The Company recorded professional service expense of $275,000 in connection with the issuance of these warrants.

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

A summary of stock option activity for the years ended December 31, 1995, 1996 and 1997 is as follows, including retroactive treatment of the stock split:

                                                        Number of      Weighted Average
                                                         Shares         Exercise Price
                                                        ---------      ----------------
Balance, December 31, 1994                                      -                -
   Granted                                                279,869            $4.57
   Exercised                                                    -                -
   Canceled                                                (4,514)           $4.15
                                                        ---------            -----
Balance, December 31, 1995                                275,355            $4.57
   Granted                                              1,211,814            $4.37
   Exercised                                             (172,622)           $3.91
   Canceled                                              (448,444)           $4.93
                                                        ---------            -----
Balance, December 31, 1996                                866,103            $4.35
   Granted                                                192,500            $5.92
   Exercised                                             (186,396)           $4.01
   Canceled                                              (129,564)           $6.00
                                                        ---------            -----
Balance, December 31, 1997                                742,643            $4.57
                                                        ---------            -----
                                                        ---------            -----

Options exercisable at
   December 31, 1995                                            -                -
   December 31, 1996                                      498,478            $4.01
   December 31, 1997                                      585,516            $4.24

Weighted average fair value of options granted during
   1995                                                         -            $2.29
   1996                                                         -            $0.56
   1997                                                         -            $1.62

The following table summarizes information about the options outstanding at December 31, 1997:

                                      Options Outstanding                       Options Exercisable
                     -------------------------------------------------      -------------------------
                                          Weighted
                        Number             Average            Weighted        Number         Weighted
                     Outstanding          Remaining           Average       Exercisable      Average
Range of Exercise    at December         Contractual          Exercise      at December      Exercise
      Prices           31, 1997              Life              Price          31, 1997        Price
-----------------    -----------         -----------          --------      -----------      --------
$3.32 - $4.98           543,516           2.94 years           $  4.07         543,516        $  4.07
$5.50 - $7.69           186,127           3.80 years              5.74          32,000           5.79
$8.44 - $8.75            13,000           1.76 years              8.58          10,000           8.63
                        -------                                                -------
   Total                742,643           3.14 years           $  4.57         585,516        $  4.24
                        -------                                                -------
                        -------                                                -------

As noted in Note 3, the Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. The Company recorded no compensation expense during 1997, 1996 or 1995 related to APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997, 1996 and 1995 using the Black-Scholes pricing model and the following weighted average assumptions:

                                       1997           1996           1995
                                     ---------      ---------      ---------
Risk-free interest rate                 5.97%          5.60%          6.27%
Expected dividend yield                  0.0%           0.0%           0.0%
Expected lives outstanding           2.2 years      1.5 years      2.7 years
Expected volatility                    60.68%         58.44%         58.44%

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

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per common share would have been reported as follows:

                                                  1997          1996          1995
                                              -----------    -----------    --------
Net (loss) income:
     As reported                              $(6,629,111)   $(2,550,141)   $708,679
                                              -----------    -----------    --------
                                              -----------    -----------    --------
     Pro forma                                $(6,910,289)   $(3,588,090)   $443,610
                                              -----------    -----------    --------
                                              -----------    -----------    --------
EPS:
     Basic and diluted as reported (Note 3)   $      (.57)   $      (.26)   $    .08
                                              -----------    -----------    --------
                                              -----------    -----------    --------
     Basic and diluted pro forma              $      (.59)   $      (.36)   $    .05
                                              -----------    -----------    --------
                                              -----------    -----------    --------

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

(8)  INCOME TAXES

The Company is subject to corporate and state income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset (liability) is comprised of the following:

                                                         1997           1996
                                                      -----------    -----------
DEFERRED TAX ASSETS:
  Allowance for bad debt                              $     5,459    $     9,085
  Sales reserve                                            19,708        156,000
  Inventory tax adjustment                                 26,274              -
  Inventory reserve                                        71,444         50,505
  Warrants                                                107,250              -
  Accrued liabilities                                     164,139         36,733
  Net operating loss carryforward                       5,642,125      2,433,050
                                                      -----------    -----------
     Total deferred tax assets                          6,036,399      2,685,373
DEFERRED TAX LIABILITIES:
  Inventory tax adjustment                                (49,986)             -
  Tax over book depreciation/amortization                (161,158)      (113,072)
                                                      -----------    -----------
     Net deferred tax asset (liability),
       before valuation reserve                         5,825,255      2,572,301
  Valuation reserve                                    (5,642,125)    (2,371,501)
                                                      -----------    -----------
     Net deferred tax asset                           $   183,130    $   200,800
                                                      -----------    -----------
                                                      -----------    -----------
        Current portion                                   225,506        313,872
        Long-term portion                                 (42,376)      (113,072)
                                                      -----------    -----------
                                                      $   183,130    $   200,800
                                                      -----------    -----------
                                                      -----------    -----------

The Company provided a valuation allowance to offset the majority of its 1996 and all of its 1997 net operating loss carryforwards primarily due to its history of operating losses.

The components of the income tax (benefit) provision are as follows:

                                               Years Ended December 31,
                                         ------------------------------------
                                           1997           1996         1995
                                         --------      ---------     --------
Current:
  Federal                                $(16,970)     $ 143,340     $319,568
  State                                      (700)           800       38,702
Deferred:
  Federal                                  17,670       (209,355)       1,453
                                         --------      ---------     --------
     Total                               $    -        $ (65,215)    $359,723
                                         --------      ---------     --------
                                         --------      ---------     --------

A reconciliation between the Company's effective tax rate and the statutory federal income tax rate on the income (loss) from continuing operations is as follows:

                                                  1997        1996       1995
                                                 -----       -----       ----
Statutory federal income tax rate                (34.0%)     (34.0%)     34.0%
State income taxes                                (5.0)       (5.0)       3.6
Utilization of net operating loss                  -           -         (5.5)
Establishment of valuation allowances             40.0        32.9        -
Short-year tax provision                           -           5.7        -
Other                                             (1.0)       (2.1)       1.6
                                                 -----       -----       ----
Effective income tax rate                          (.0%)      (2.5%)     33.7%
                                                 -----       -----       ----
                                                 -----       -----       ----

(9)  COMMITMENTS AND CONTINGENCIES

The Company entered into certain leases which have various expiration dates. Rental expense was $134,763, $132,980 and $13,612 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental payments applicable to these noncancelable operating leases are as follows for the years ending December 31,:

      1998                                $126,826
      1999                                 133,560
      2000                                 126,592
      2001                                  96,440
                                          --------
                                          $483,418
                                          --------
                                          --------

The Company is involved in various legal matters that arise out of the normal course of business. The Company's management believes it has meritorious defenses to all lawsuits and that such matters will not have a material adverse affect on the Company's financial position or results of its operations.

(10) SUBSEQUENT EVENT

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

(11) SELECTED FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial information:

                                                          Quarters Ended
                                     -------------------------------------------------------
                                                              1997
                                     -------------------------------------------------------
                                     December 31   September 30     June 30       March 31
                                     -----------   ------------   -----------    -----------
Income statement data:
  Net sales                          $ 2,893,448    $3,076,185    $ 3,090,234    $ 3,371,803
  Gross profit                         1,620,188     1,774,857      1,591,994      1,322,317
  (Loss) from operations              (3,796,684)     (392,584)    (1,011,090)    (1,407,801)
  Other (expense) income                 (36,685)       11,459        (18,042)        22,317
                                     -----------    ----------    -----------    -----------
    (Loss)income before tax           (3,833,369)     (381,125)    (1,029,132)    (1,385,484)

Income tax (provision) benefit           (88,408)      (52,970)           -  (b)     141,378(a)
                                     -----------    ----------    -----------    -----------
     Net (loss) income               $(3,921,777)   $ (434,095)   $(1,029,132)   $(1,244,106)
                                     -----------    ----------    -----------    -----------
                                     -----------    ----------    -----------    -----------
Net (loss) income per common
  share - basic and diluted          $      (.33)   $     (.04)   $      (.09)   $      (.11)
                                     -----------    ----------    -----------    -----------
                                     -----------    ----------    -----------    -----------

                                                          Quarters Ended
                                     -------------------------------------------------------
                                                              1996
                                     -------------------------------------------------------
                                     December 31   September 30     June 30       March 31
                                     -----------   ------------   -----------    -----------
Income statement data:
  Net sales                          $ 2,559,896    $3,311,507    $ 8,007,026    $ 3,473,400
  Gross profit                         1,415,521     2,027,067      4,768,824      2,215,944
  (Loss) income from
    operations                        (1,863,097)     (852,847)        26,671         34,253
  Other income (expense)                  11,437        52,480        (13,823)       (10,429)
                                     -----------    ----------    -----------    -----------
    (Loss)income before tax           (1,851,660)     (800,367)        12,848         23,824

Income tax (provision) benefit           (26,561)       17,137         86,801(c)     (12,162)
                                     -----------    ----------    -----------    -----------
     Net (loss) income               $(1,878,221)   $ (783,230)   $    99,649    $    11,662
                                     -----------    ----------    -----------    -----------
                                     -----------    ----------    -----------    -----------
Net (loss) income per common
  share - basic and diluted          $      (.16)   $     (.07)   $       .01    $       .00
                                     -----------    ----------    -----------    -----------
                                     -----------    ----------    -----------    -----------

(a) The tax benefit in the first quarter of 1997 was recorded in anticipation of the Company having net income for the year. The Company recorded a benefit in the first quarter which the Company believed would be offset by a provision booked in subsequent profitable quarters.

(b) There is neither a tax provision or benefit in the second quarter of 1997 as the Company anticipated having net income for the year. Based on the tax benefit recorded in the first quarter of 1997 and anticipated subsequent profitable quarters, the Company believed no tax benefit or provision was necessary in order to effectively adjust the year-end income tax provision.

(c) The tax benefit recorded in the quarter ended June 30, 1996 reflects a tax refund from 1995. This refund was the result of additional book/tax timing differences filed on the Company's tax returns but not taken into account when the 1995 income tax provision was recorded.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 17, 1998                     4HEALTH, INC.


                                        By: /s/ R. Lindsey Duncan
                                           ------------------------------
                                        R. Lindsey Duncan
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                          Date
         ---------                     -----                          ----

/s/ R. Lindsey Duncan
---------------------------
R. Lindsey Duncan             Director and Chairman of the         June 17, 1998
                              Board, President and Chief
                              Executive Officer (Principal
                              Executive Officer)

/s/ Scott W. Lusk
---------------------------
Scott W. Lusk                 Director of Finance                  June 17, 1998

/s/ Cheryl M. Wheeler
---------------------------
Cheryl M. Wheeler             Director and Secretary               June 17, 1998

/s/ Steven B. Beckman
---------------------------
Steven B. Beckman             Director                             June 17, 1998

/s/ Rockwell D. Schutjer
---------------------------
Rockwell D. Schutjer          Director                             June 17, 1998