Form 10-Q
period 1998-06-30
IRWIN NATURALS/4HEALTH INC
filed 1998-08-19
CIK 857353

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  ----------------

                                     FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE PERIOD ENDED JUNE 30, 1998

                                         OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM     TO

                                  ----------------

                           Commission file number 0-18160

                            IRWIN NATURALS/4HEALTH, INC.
               (Exact name of registrant as specified in its charter)

                                  ----------------

                Utah                                87-0468225
                ----                                ----------
      (State of incorporation)        (I.R.S. Employer Identification No.)

                              10549 W. Jefferson Blvd.
                           Culver City, California  90232
                      (Address of principal executive offices)

                   Registrant's telephone number:  (310) 253-5305

                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes:   X     No:
                                         -----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of August 10, 1998 was 27,753,108.

                            Irwin Naturals/4Health, Inc.
                                Index  to Form 10-Q



PART I.     FINANCIAL INFORMATION                                                   Page
Item 1.     Financial Statements:

            Condensed Balance Sheets as of June 30, 1998 and December 31, 1997 . .    3

            Condensed Statements of Operations for Three and Six Months Ended
              June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .    4

            Condensed Statements of Cash Flows for Six Months Ended
              June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .    5

            Notes to Condensed Financial Statements. . . . . . . . . . . . . . . .    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . . . .    9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 2.(c)  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . .   13

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   13

            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


     THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF 4HEALTH" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A DATED JUNE 19, 1998 AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            Irwin Naturals/4Health, Inc.
                              Condensed Balance Sheets
                                    (Unaudited)

                                                  June 30,       December 31,
                                               -------------    -------------
                                                    1998             1997
                                               -------------    -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $     770,502    $     636,620
Accounts receivable, net                           2,812,848        4,899,862
Inventories                                        2,577,702        2,162,415
Deferred tax asset                                   134,264          109,893
Other assets                                       1,550,315          437,781
Notes receivable, net                                 58,615           34,817
                                               -------------    -------------
   Total current assets                            7,904,246        8,281,388

PROPERTY AND EQUIPMENT, NET                        2,370,503        2,448,950
OTHER ASSETS, NET                                    556,628          570,152
DEFERRED TAX ASSET                                    68,008          -
NOTES RECEIVABLE                                      58,941           78,063
                                               -------------    -------------
   Total assets                                $  10,958,326    $  11,378,553
                                               -------------    -------------
                                               -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               $   1,702,629    $   2,054,321
Accrued interest payable                              26,915          -
Accrued liabilities                                1,333,724        1,766,658
Taxes payable                                        111,040           60,587
Notes payable                                        622,965           29,454
Line of credit                                        15,729          740,797
                                               -------------    -------------
   Total current liabilities                       3,813,002        4,651,817

DEFERRED TAXES                                       -                 42,376
NOTES PAYABLE                                      1,281,869        1,297,629
                                               -------------    -------------
   Total liabilities                               5,094,871        5,991,822

STOCKHOLDERS' EQUITY
Common stock                                         277,535          278,187
Additional paid in capital - common stock         11,456,390       11,380,668
Additional paid in capital - common warrants         469,118          275,000
Treasury stock                                       (50,000)         (50,000)
Distributions                                       (900,000)        (579,000)
Accumulated deficit                               (5,389,588)      (5,918,124)
                                               -------------    -------------
   Total stockholders' equity                      5,863,455        5,386,731

                                               -------------    -------------
Total liabilities and stockholders' equity     $  10,958,326    $  11,378,553
                                               -------------    -------------
                                               -------------    -------------

                     See notes to condensed financial statements

                                Irwin Naturals/4Health, Inc.
                             Condensed Statements of Operations
                                        (Unaudited)

                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                 --------------------------------           --------------------------------
                                                     1998                 1997                  1998                 1997
                                                 -----------          -----------           -----------          -----------
Net Sales                                        $ 7,012,822          $ 7,065,621           $15,840,782          $14,340,946
Cost of goods sold                                 3,572,154            3,291,140             7,292,700            7,097,211
                                                 -----------          -----------           -----------          -----------
Gross margin                                       3,440,668            3,774,481             8,548,082            7,243,735

Operating Expenses
  Sales and marketing                              1,586,831            1,712,644             3,218,736            3,440,569
  Research and development                            67,956              124,604               140,475              298,407
  General and administrative                       1,962,996            2,657,321             3,755,538            4,747,436
  Merger expenses                                  1,014,893               -                  1,014,893               -
                                                 -----------          -----------           -----------          -----------

Total operating expenses                           4,632,676            4,494,569             8,129,642            8,486,412
                                                 -----------          -----------           -----------          -----------

Net income from operations                        (1,192,008)            (720,088)              418,440           (1,242,677)

Other (expense) income, net                          (26,831)             (12,211)              (34,285)              19,861
                                                 -----------          -----------           -----------          -----------

Net income (loss) before income
  taxes                                           (1,218,839)            (732,299)              384,155           (1,222,816)

Income tax benefit                                    45,192             (118,733)               78,752             (335,342)
                                                 -----------          -----------           -----------          -----------

NET INCOME (LOSS)                                $(1,173,647)         $  (851,032)         $    462,907          $(1,558,158)
                                                 -----------          -----------           -----------          -----------
                                                 -----------          -----------           -----------          -----------

Net income (loss) per common
  share - basic and diluted                      $     (0.04)         $     (0.03)         $       0.02          $     (0.06)
                                                 -----------          -----------           -----------          -----------
                                                 -----------          -----------           -----------          -----------

Weighted average shares
  outstanding - basic                             27,746,748           27,138,326            27,737,644           27,130,483
                                                 -----------          -----------           -----------          -----------
                                                 -----------          -----------           -----------          -----------

Weighted average shares
  outstanding - diluted                           27,746,748           27,138,326            27,920,347           27,130,483
                                                 -----------          -----------           -----------          -----------
                                                 -----------          -----------           -----------          -----------



                     See notes to condensed financial statements.

                             Irwin Naturals/4Health, Inc.
                          Condensed Statements of Cash Flows
                                     (Unaudited)


                                                         Six Months Ended June 30,
                                                      ------------------------------
                                                           1998             1997
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $     462,907    $  (1,081,438 )
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                            177,505          262,693
   Bad debt expense                                           6,562              263
   Loss on disposal of assets                                 1,571            3,683
   Issuance of warrants                                     194,118           86,507

Increase (decrease) in:
   Accounts receivable                                    2,087,014         (782,037)
   Inventory                                               (415,287)         689,385
   Prepaid expenses and other assets                     (1,122,808)        (463,672)
   Deferred income tax assets                               (92,379)          85,765

(Increase) decrease in:
   Accounts payable                                        (351,692)       1,429,929
   Accrued interest payable                                  26,915          -
   Accrued liabilities                                     (432,934)         (78,963)
   Taxes payable                                             50,453         (737,717)
   Notes payable                                            577,751          225,089
   Deferred income tax liability                           (767,444)        (113,072)
                                                      -------------    -------------
Net cash provided by (used in) operating activities         402,252         (473,585)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                   78,447         (151,454)
  Proceeds from assets dispositions                           1,380          -
  Proceeds from notes receivable                             (4,676)         106,258
                                                      -------------    -------------
Net cash used in investing activities                        75,151          (45,196)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                75,070          130,049
   Borrowings on short-term debt                            -                -
   Borrowings on long-term debt                           5,764,570        1,350,000
   Repayments on short-term borrowings                      -                -
   Repayments on long-term borrowings                    (6,489,638)      (1,305,250)
   Repayments on capital leases                             (14,523)          (1,378)
   Distributions to shareholders                            321,000          -
                                                      -------------    -------------
Net cash (used in) provided by financing activities        (343,521)         173,421
                                                      -------------    -------------

NET INCREASE (DECREASE) IN CASH                             133,882         (345,360)

CASH AND CASH EQUIVALENTS, at beginning of period           636,620        1,367,548
                                                      -------------    -------------

CASH AND CASH EQUIVALENTS, at end of period           $     770,502    $   1,022,188
                                                      -------------    -------------
                                                      -------------    -------------


Note: The Net Loss figure included in this Statement of Cash Flows of ($1,081,438) for the six months ended June 30, 1997, is $476,720 less than the ($1,558,158) for the same period shown in the Condensed Statement of Operations. The reason for this difference, is that during 1997 a Pro-Forma Tax Provision to reflect Irwin Naturals results as if they where C-Corporation was included in the Statement of Operations for comparative purposes. The amount of this provision for the six months ended June 30, 1997 was $467,720. Also see notes to condensed financial statements.

                            Irwin Naturals/4Health, Inc.

                      Notes to Condensed Financial Statements
                                   June 30, 1998
                                    (Unaudited)

Note 1:

Basis of Presentation

     The accompanying unaudited condensed financial statements reflect the results of operations for Irwin Naturals/4Health, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A dated June 19, 1998.

Note 2:

Merger Agreement

     On January 7, 1998 4Health, Inc. entered into a merger agreement (the "Merger Agreement") with Irwin Naturals, a privately held California corporation also engaged in the nutritional supplement business. The Merger Agreement was amended and restated on April 2, 1998. The merger transaction was completed on June 30, 1998. The surviving company's name was changed to Irwin Naturals/4Health, Inc.

Note 3:

Accounting for the Merger

     The Merger was accounted for under the "pooling of interests" method of accounting, in accordance with generally accepted accounting principles. The "pooling-of-interests" method of accounting is intended to present as a single interest the 4Health and Irwin Naturals common stockholder interests that were previously independent and the combined rights and risks represented by those interests. That method shows that the stockholder groups neither withdraw nor invest assets, but in effect exchange voting common stock in a ratio that determines their respective interests in the combined enterprise. The merger results in the shares of common stock, no par value per share, of Irwin Naturals being converted into 15,750,000 shares of 4Health Common Stock. As a result of this accounting approach, there was a net increase of $27 thousand in the Consolidated Common Stock Account in the Balance Sheet, and a corresponding decrease in the Additional Paid-in-Capital Account as of December 31, 1997 and June 30, 1998.

     The "pooling of interests" method requires that the comparative financial information presented assumes the pooling was accomplished at the beginning of each period. That approach has been utilized for these financial statements.

     The "pooling of interests" method also requires that all merger related expenses be reflected in the first combined statement of operations; therefore, the merger expenses have been included as a separate line item in the condensed statements of operations presented herein for the three months ended June 30, 1998 and the six months ended June 30, 1998.

Note 4:

Expenses of the Merger

     Original estimates of the aggregate expenses of the merger were $1 million.

     The actual identified and qualifying merger expenses consisting of legal, accounting, consulting and other miscellaneous qualifying fees and expenses have been included in the statement of operations for the periods ended June 30, 1998 in the amount of $1,014,893.

Note 5:

Restatement of 4Health

     4Health's Balance Sheets as of December 31, 1997 and 1996, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for each of the two years in the period ended December 31, 1997 have been restated effective July 15, 1996. The restatement is a result of the Securities and Exchange Commission's review of 4Health's proxy materials related to the merger with Irwin Naturals (See Note 3). The restatement affects the accounting treatment of the purchase price recorded for the Surgical Technologies acquisition in July 1996. In connection therewith, 4Health increased the intangible asset values recorded for the Surgical Technologies acquisition by $3,042,000. The remaining intangible assets of $3,202,000 were then written down in 1997 because the continuing Surgical Technologies operations did not generate sufficient revenue to justify continuing such valuation. The restatement also included an adjustment to write down inventory by $758,000 in connection with the exchange for barter credits in 1997. These write downs were considered corrections of errors, and the affected financial reporting periods were restated. The restatement was a non-cash charge against earnings, and does not reflect an adverse change in 4Health's cash flow previously reported. The information herewithin reflects this restatement.

Note 6:

Comprehensive Income

     Effective for fiscal years beginning after December 15, 1997, the Company implemented Statement for Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and it's components in a full set of general-purpose financial statements. Comprehensive Income and Net Income, as reported, is the same for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997

Note 7:

Earnings Per Share

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



                                                              Three months ended June 30,
                                                       (in thousands, except per share amounts)
                                 -----------------------------------------------------------------------------------
                                                   1998                                        1997
                                 -----------------------------------------------------------------------------------
                                                                  Per                                        Per
                                  Income          Shares         Share        Loss            Shares        Share
                                  ------          ------         -----        ----            ------        -----
Net (loss) income                $   (1,174)         27,747                  $    (851)          27,138
Basic EPS                                                       $   (0.04)                                 $   (0.03)
                                                                ---------                                  ---------
                                                                ---------                                  ---------
Effect of diluted securities:
  Stock options outstanding
                                 ----------       ---------                  ---------        ---------
Net income (loss)                $   (1,174)         27,747                  $    (851)          27,138
                                 ----------       ---------                  ---------        ---------
                                 ----------       ---------                  ---------        ---------
Diluted EPS                                                     $   (0.04)                                 $   (0.03)
                                                                ---------                                  ---------
                                                                ---------                                  ---------


                                                               Six months ended June 30,
                                                       (in thousands, except per share amounts)
                                 -----------------------------------------------------------------------------------
                                                   1998                                        1997
                                 -----------------------------------------------------------------------------------
                                                                  Per                                        Per
                                  Income          Shares         Share        Loss            Shares        Share
                                  ------          ------         -----        ----            ------        -----
Net (loss) income                $      463          27,738                  $  (1,558 )         27,130
Basic EPS                                                       $    0.02                                  $   (0.06)
                                                                ---------                                  ---------
                                                                ---------                                  ---------
Effect of diluted securities:
  Stock options outstanding                             182
                                 ----------       ---------                  ---------        ---------
Net income (loss)                $      463          27,920                  $  (1,558)          27,130
                                 ----------       ---------                  ---------        ---------
                                 ----------       ---------                  ---------        ---------
Diluted EPS                                                     $    0.02                                  $   (0.06)
                                                                ---------                                  ---------
                                                                ---------                                  ---------


Assumed conversions were not included in the calculation for diluted EPS for the six months ended June 30, 1997 and the three months ended June 30, 1998 and 1997 as they would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SEE THE DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS ABOVE.

Results of Operations

COMPARISON OF SECOND QUARTER 1998 TO 1997

     Net Sales for the three months ended June 30, 1998, decreased by $53 thousand, or .7% from $7.066 million to $7.013 million compared to the same period a year ago. The core business actually increased $820 thousand, or 12.2%, for the three months ended June 30, 1998 when compared to the same period a year ago when a Sales Reserve adjustment of $352 thousand is excluded from the quarter ended June 30, 1997, and a one-time Reserve for $387 thousand is excluded from the quarter ended June 30, 1998. The increase in core business was due to a new focus in brand promotions, greater market penetration in the Mass Market, specifically drug and discount chains, a renewed concentration on International markets, and the effect of new products introduced in the last half of 1997.

     Gross Profit decreased by 8.8%, or $334 thousand to $3.44 million for the quarter ending June 30, 1998, from $3.77 million for the same period in 1997. This decrease was due primarily to increased inventory reserves and sales discounts related to the decision by new management to utilize their unique expertise and understanding of the mass market and reposition several of the mass market products previously sold by 4 Health in a manner that will most effectively communicate their value and maximize their potential. This process will involve new packaging, collateral materials, advertising, price points, etc.. If costs associated with this repositioning were not included in the quarter ended June 30, 1998, there would have been a net increase in Gross Profit of $226 thousand, or 6%.

     The Gross Profit Margin decreased as a percentage of Net Sales by 4.3% to 49.1%, in the three months ending June 30, 1998 from 53.4% in the same period a year ago. Management attributes that decrease primarily to the impact of the repositioning of the 4 health mass market products. Without consideration for the costs associated with that repositioning, there would have been an increase of 3.6%, from 53.4% in the same period a year ago, to 57% for the three months ended June 30, 1998.

     Total Operating Expenses for the quarter ending June 30, 1998 increased $138 thousand, or 3%, from $4.5 million in the same quarter of 1997 to $4.6 million in the current quarter. After excluding costs related to the proposed merger of $1.015 million for 1998, ongoing operational costs actually decreased $877 thousand, or 20%. Decreased Sales and Marketing Expenses of $126 thousand, decreasing from $1.7 million in the second quarter of 1997 to $1.6 million in the same period in 1998, reflect a 7% reduction in costs. Management attributes this decrease to a reduction in expenses for national advertising, advertising agency fees, marketing related travel costs and economies achieved in anticipation of the elimination of redundant capabilities as a result of the merger. Research and Development Department decreased spending $57 thousand in the three months ending June 30, 1998 compared to the same period of 1997 by cutting R & D salaries and related expenses. General and Administrative Expenses decreased $694 thousand, or 26%. This decrease would have been greater by $50 thousand if full consideration was given to non-recurring expenses related to the merger that also benefit future operations. This overall decrease in General and Administrative expenses was due primarily to management's ability in the newly merged company to exploit synergies, eliminate redundancies, and effectively lower the ratio of General and Administrative expenses to Net Revenues.

     Interest Expense increased 55% to $42 thousand in the second quarter 1998 from $27 thousand in the second quarter 1997. The reason for this increase was the utilization of the company Line of Credit in 1998. Interest and Miscellaneous Income increased 200% to $27 thousand in the three months ending June 30, 1998 from $9 thousand during the same period of 1997. The result was that the net expense in the Other Income and Expense category increased by $15 thousand, or 120%. Management anticipates that the Interest Expense will decrease in the merged company.

     The Company reported a Net Loss of $1.17 million, or ($ 0.04) per share, for the three months ended June 30, 1998 compared to a Net Loss of $851 thousand, or ($ 0.03) per share, for the three months ended June 30, 1997.
If the merger related costs of $1.015 million included in the results for the three month period ending June 30, 1998 were excluded, the Net Loss would be for the three months ended June 30, 1997 would be $155 thousand, and reflect an increase over the Net Loss recorded as of June 30, 1997 of $1.006 million.

COMPARISON OF YEAR-TO-DATE 1998 TO 1997

     Net Sales for the six months ended June 30, 1998, increased by $1.5 million, or 10.5% from $14.3 million to $15.8 million compared to the same period a year ago. This was primarily due to extraordinarily strong first quarter 1998 sales in the Mass Market Division indicating a high level of acceptance of several major products introduced in the last half of 1997. The core business actually increased by another $820 thousand, or an additional 5.7% when consideration is given to the combined impact of a Sales Reserve adjustment of $352 thousand in the second quarter of 1997, and a one-time Reserve for $387 thousand on the second quarter of 1998. Additional reasons for the core business increase, was a new focus on brand promotions, greater penetration in the Mass Market, and a renewed concentration on International markets.

     Gross Profit increased by 18%, or $1.3 million to $8.6 million for the six months ending June 30, 1998, from $7.3 million for the same period in 1997.
This increase was due primarily to a higher than average margin on several of the new mass market products during the first quarter of 1998. The Gross Profit increase would have been greater by $560 thousand, or and additional 7.7.%, were it not for the decision to recognize a one-time increase in inventory reserves and sales discounts as a result of an initiative to utilize the expertise of new management in the mass market and reposition several of the mass market products previously sold by 4Health in a manner that will most effectively communicate their value and maximize their potential. This process will involve new packaging, collateral materials, advertising, price points, etc.

     Total Operating Expenses for the six months ending June 30, 1998 decreased $357 thousand, or 4.2%, from $8.5 million in the six month period of 1997 to $8.1 million in the six months ended June 30, 1998. After excluding costs related to the proposed merger of $1.015 million for 1998, ongoing operational costs related to the proposed merger, or 16.2%. Decreased Sales and Marketing Expenses of $222 thousand, decreasing from $3.4 million in June 30, 1997 to $3.2 million in the same period in 1998, reflect an 6.4 % reduction in costs. Management attributes this decrease to a reduction in expenses for national advertising, advertising agency fees, marketing related travel costs, and economies achieved in anticipation of the elimination of redundant capabilities as a result of the merger. Research and Development Department decreased spending $158 thousand in the six months ending June 30, 1998 compared to the same period of 1997 by cutting R & D salaries and related expenses. General and Administrative Expenses decrease $992 thousand, or 20.9%. This decrease would have been greater by $50 thousand if full consideration was given to non-recurring expense related to the merger that also benefit future operations. This overall decrease in General and Administrative Expenses was due primarily to management's ability in the newly merged company to exploit synergies, eliminate redundancies, and effectively lower the ration of General and Administrative Expenses to Net Revenues.

     The Company reported a Net Profit of $463 thousand, or $0.02 per share, for the six months ended June 30, 1998 compared to a Net Loss of $1.6 million, or $(6.06) per share, for the six months ended June 30, 1997. If the merger related costs of $1.015 million included in the results for the six month period ending June 30, 1998 were excluded, the Net Profit would be $1.5 million, and reflect an increase over the Net Loss recorded as of June 30, 1997 of $3.1 million.

     Interest Expense increase to $81 thousand in the six months ended June 30, 1998 from $27 thousand in the second quarter 1997. The reason for this increase was the utilization of the Company's line of credit in 1998. Interest and Miscellaneous Income increase 200% to $27 thousand in the six months ending June 30, 1998 from $9 thousand during the same period in 1997. The result was that the Other Income and Expense category increased by $54 thousand overall for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. Management anticipates that the Interest Expense will decrease in the merger company.

Liquidity and Capital Resources

     The Company's Cash and Cash Equivalents position increased $134 thousand at June 30, 1998, to $771 thousand compared to $637 thousand at December 31, 1997. The Company invests its' cash in an interest bearing Money Market Account. As of June 30, 1998, the Company had Working Capital of $4.1 million with a 2.1 to 1 Working Capital Ratio.

     Accounts Receivable totaled $2.8 million at June 30, 1998 as compared to $4.9 million on December 31, 1997, a reduction of $2.1, or 43%. This decrease was due primarily an aggressive collections effort to collect receivables outstanding at December 31, 1997, which included amounts due from a major customer and was high in relation to corresponding sales for that period.

     Inventories were valued at $2.6 million at June 30, 1998 as compared to $2.2 million at December 31, 1997, which represents a 19% increase or $ .4 million. Inventory levels at December 31, 1997 were lower than necessary to support the increasing sales levels, therefore, inventory levels have been increased to support the level of sales projected for the third quarter of the year which are expected to exceed the 1997 year end sales levels.

     Management placed a temporary hold on any Capital Spending pending the outcome of the merger.

     Other Assets have increased from $438 thousand at December 31, 1997 to $1.55 million, and increase of $1.11 million

     Accounts Payable and Accrued Liabilities decreased $ .839 thousand, or 18%, to $3.8 million from $4.7 million. The primary reason for the decrease was a reduction of $715 thousand in the balance of the Company's Line of Credit with Norwest Business Credit, Inc., the current balance of which is $16 thousand. Increased sales in the second quarter of 1998 also contributed to the Company's ability to reduce the Line of Credit balance. Available borrowing capacity, in addition to the amount outstanding on the combined Revolving Lines of Credit at June 30, 1998, was $1.648 million.

     The Company has generated an overall positive cash flow of $134 thousand for the first six months of 1998 as compared to a negative cash flow of $345 thousand for the same period in 1997. The majority of this improvement was due to the successful efforts of management to bring operating and marketing costs in line with sales levels, and developing more effective, but cost efficient, advertising promotions, and the effect of the historical positive cash flow of Irwin Naturals now included in the combined results of operation.

     The company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of account on trade sales, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

     Management believes that it's Working Capital and borrowing capacity will be sufficient to satisfy anticipated sales growth and operating requirements over the next 12 months. Nevertheless, the Company continues to explore sources of additional capital for future needs. There can be no assurance, however, that the Company will not require additional financing earlier than anticipated, or that any additional financing will be available at on acceptable terms, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time the Company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on Irwin Naturals/4Health's business or results of operations.

Item 2.   (c) Changes in Securities

     On June 30, 1998, the effective time of the merger of Irwin Naturals with and into 4Health, all 65,250 shares of Irwin Naturals Common Stock outstanding were converted into an aggregate of 15,750,000 shares of 4Health Common Stock in accordance with the conversion ratio which provides that 241.37931 shares of 4Health Common Stock will be issued for each share of Irwin Naturals Common Stock outstanding at the effective time. The 15,750,000 shares of 4Health Common Stock were issued on June 30, 1998 to Klee and Margareth Irwin and the issuance of such securities was intended to qualify for the exemption for registration under the Securities Act afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 30, 1998, the Company held a Special Meeting in lieu of the Annual Meeting of Shareholders. The following proposals were submitted for shareholder approval:

1. To approve the merger of (the "Merger") Irwin Naturals, a California corporation, with and into 4Health, Inc., pursuant to the terms of the Amended and Restated Agreement and Plan of Merger dated as of May 22, 1998.

     For:                        6,200,259
     Against:                        1,300
     Abstain:                          500

2. Subject to the consummation of the Merger, to elect Messrs. R. Lindsey Duncan, Klee Irwin, Anthony Robbins, Clarke Keough and Jonathan Diamond, to the Board of Directors.

     For All Nominees:           6,199,359
     Withhold Authority:             2,700

3. Subject to the consummation of the Merger, to amend the Articles of Incorporation and Bylaws of 4Health to change its name to "Irwin
Naturals/4Health, Inc." and increase the authorization of 4Health Common Stock to 50,000,000.

     For:                        6,085,897
     Against:                      107,130
     Abstain:                        9,032

4. To ratify Arthur Andersen LLP, independent public accountants, as the Company's independent auditors for the year 1998.

     For:                        6,199,429
     Against:                        2,130
     Abstain:                          500

Item 5.  Other Information

     The Board of Directors appointed Mr. James Jeffs to the Board of Directors to fill a vacancy created by Mr. Clarke Keough, who resigned for personal reasons.

     Effective June 29, 1998, the Securities and Exchange Commission adopted changes to Rule 14a(c)(1) of the Proxy Rules which now limits a registrant's use if its discretionary proxy voting authority at annual meetings with respect to matters raised at the meeting (without discussion in the proxy statement), only to those matters where a proponent has failed to notify the registrant of the matter at least 45 days prior to the date on which the registrant first mailed the prior year's proxy statement (or date specified by an advance notice provision in the registrant's charter or by laws). Such 45 day deadline for the Company's annual meeting next year will be April 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (b) A report on Form 8-K was filed July 14, 1998 regarding the consummation of the merger of Irwin Naturals with and into 4Health, Inc.


                                  EXHIBIT INDEX

                SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
-----------------------------------------------------------------------------------------------------------------------------------
  Item 2.                Plan of Acquisition, Reorganization, Liquidation, or Succession
-----------------------------------------------------------------------------------------------------------------------------------
    2.01          2      Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc., and      Incorporated by
                         Surgical Technologies, Inc. as amended June 4, 1996                                        Reference (8)

    2.02          2      Asset Purchase Agreement dated November 30, 1995, by and between Microtek Medical,        Incorporated by
                         Inc., and Surgical Technologies, Inc.                                                      Reference (7)

    2.03          2      Acquisition Agreement dated effective January 1, 1996, by and between Rex Industries      Incorporated by
                         Acquisition Corporation and Rex Industries, Inc.                                           Reference (7)

    2.04          2      Amended and Restated Agreement and Plan of Merger dated December 24, 1997, signed         Incorporated by
                         January 7, 1998, by and between 4Health, Inc. and Irwin Naturals as amended April 2,       Reference (3)
                         1998.

    2.05          2      Amended and Restated Agreement and Plan of Merger dated December 24, 1997, signed         Incorporated by
                         January 7, 1998, amended April 2, 1998, by and between 4Health, Inc. and Irwin             Reference (2)
                         Naturals as amended May 22, 1998.

  Item 3.                Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------------------------------------------------------------
    3.01          3      Articles of Incorporation of Surgical Subsidiary, Inc., a Utah Corporation now known      Incorporated by
                         as Surgical Technologies, Inc.                                                            Reference (10)

    3.02          3      Articles of Merger and related Plan of Merger                                             Incorporated by
                                                                                                                   Reference (10)

    3.03          3      Bylaws of 4Health, Inc.                                                                   Incorporated by
                                                                                                                   Reference (10)

    3.04          3      Articles of Merger and related Plan of Merger of 4Health, Inc. and Surgical               Incorporated by
                         Technologies, Inc.                                                                         Reference (8)

    3.05          3      Form of Articles of Merger and related Plan of Merger                                     Incorporated by
                                                                                                                    Reference (3)

    3.06          3      Amended Articles of Incorporation of Irwin Naturals/4Health, Inc.                         Incorporated by
                                                                                                                    Reference (1)

    3.07          3      Amended Bylaws of Irwin Naturals/4Health, Inc.                                            Incorporated by
                                                                                                                    Reference (1)

                SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
-----------------------------------------------------------------------------------------------------------------------------------
  Item 4.                Instruments Defining the Rights of Security Holders
-----------------------------------------------------------------------------------------------------------------------------------
    4.01          4      Form of Warrant Agreement between 4Health, Inc. and Zions First National Bank with        Incorporated by
                         related form of Warrant                                                                    Reference (8)

    4.02          4      Form of Sale Restriction Agreement respecting shareholders of both Surgical               Incorporated by
                         Technologies, Inc., and 4Health, Inc.                                                      Reference (8)

    4.03          4      Form of Consent, Approval, and Irrevocable Proxy respecting certain Surgical              Incorporated by
                         stockholders with related schedule                                                         Reference (8)

    4.04          4      Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health               Incorporated by
                         stockholders with related schedule                                                         Reference (8)

    4.05          4      Specimen Common Stock Certificate                                                         Incorporated by
                                                                                                                    Reference (8)

    4.06          4      Specimen Warrant Certificate                                                              Incorporated by
                                                                                                                    Reference (8)

    4.07          4      Warrant certificates between 4Health and Allen & Company Incorporated dated April 15,     Incorporated by
                         1997                                                                                      Reference (12)

  Item 5.                Other Items
-----------------------------------------------------------------------------------------------------------------------------------
    5.01          5      Summary of Revolving Line of Credit Agreement between 4Health and Norwest Business        Incorporated by
                         Credit, Inc.                                                                               Reference (4)

  Item 10.               Material Contracts
-----------------------------------------------------------------------------------------------------------------------------------
   10.01         10      Form of Directors' Options                                                                Incorporated by
                                                                                                                   Reference (7)*

   10.02         10      Stock Option and Stock Award Plan                                                         Incorporated by
                                                                                                                   Reference (7)*

   10.03         10      1991 Directors' Stock Option Plan                                                         Incorporated by
                                                                                                                   Reference (7)*

   10.04         10      Directors' Stock Option Plan                                                              Incorporated by
                                                                                                                   Reference (9)*

   10.05         10      Technology Purchase Agreement between Ellis E. Williams, Professional Medical, Inc.,      Incorporated by
                         and Surgical Technologies, Inc., dated February 4, 1993                                   Reference (10)

   10.06         10      Patent Cross-License Agreement between Utah Medical Products, Inc., and Professional      Incorporated by
                         Medical, Inc., dated February 9, 1993                                                     Reference (11)

   10.07         10      Form of Promissory Note in the amount of $1,000,000 payable to First Interstate Bank,     Incorporated by
                         dated August 16, 1994                                                                     Reference (11)



                SEC
  Exhibit     Reference
   Number      Number                                      Title of Document                                          Location
-----------------------------------------------------------------------------------------------------------------------------------
   10.08         10      Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security               Incorporated by
                         Agreement, and Fixture Filing, dated April 8, 1994, in the principal amount of            Reference (10)
                         $1,000,000 due Standard Insurance Company

   10.09         10      Stock Purchase Agreement dated May 6, 1994, between Surgical Technologies, Inc., and      Incorporated by
                         Benitex, A.G.                                                                             Reference (10)

   10.10         10      Real Estate Contract dated February 2, 1994, between Surgical Technologies, Inc. and      Incorporated by
                         Rex Crosland related to the facilities at 2801 South Decker Lake Lane, Salt Lake          Reference (10)
                         City, Utah

   10.11         10      Asset Purchase Agreement between Milwaukee Acquisition Company, Insulation                Incorporated by
                         Distributors, Inc., and Surgical Technologies, Inc., effective September 30, 1993         Reference (10)

   10.12         10      All-Inclusive Promissory Note and related All-Inclusive Trust Deed, relating to sale      Incorporated by
                         of building and property, dated March 31, 1995, in the principal amount of                Reference (11)
                         $981,375.32

   10.13         10      1996 Long-Term Stock Incentive Plan                                                       Incorporated by
                                                                                                                    Reference (8)

   10.14         10      Form of $2.00 option granted to Surgical directors, officers, and employees with          Incorporated by
                         related schedule                                                                          Reference (8)*

   10.15         10      Form of Option granted to Todd B. Crosland                                                Incorporated by
                                                                                                                   Reference (8)*

   10.16         10      Form of Option granted to Rockwell D. Schutjer                                            Incorporated by
                                                                                                                   Reference (8)*

   10.17         10      Form of Proprietary Information, Inventions, and Non-Competition Agreement between        Incorporated by
                         4Health and R. Lindsey Duncan                                                              Reference (8)

   10.18         10      Form of Employment Agreement between the Surviving Corporation and Rockwell D.            Incorporated by
                         Schutjer                                                                                  Reference (8)*

   10.19         10      Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security               Incorporated by
                         Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of         Reference (6)
                         $1,350,000 due Standard Insurance Company

   10.20         10      Form of Non-Negotiable Promissory Note                                                    Incorporated by
                                                                                                                    Reference (3)
  Item 20.               Other Documents or Statements to Security Holders
-----------------------------------------------------------------------------------------------------------------------------------
   20.01         20      Notice of change of transfer and warrant agent.                                           Incorporated by
                                                                                                                    Reference (5)

  Item 27.               Financial Data Schedule
-----------------------------------------------------------------------------------------------------------------------------------
   27.01         27      Financial Data Schedule                                                                     This Filing



--------------------
   (1) Incorporated by reference from Irwin Naturals/4Health's report on Form 8-K dated July 14, 1998.
   (2) Incorporated by reference from 4Health's report on Form 10-K/A for the year ended December 31, 1997.
   (3) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1997.

   (4) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.
   (5) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
   (6) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
   (7) Incorporated by reference from Surgical's registration statement on Form S-1 filed with the Commission, SEC file number 33-31863.
   (8) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
   (9) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1992.
   (10) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
   (11) Incorporated by reference from Surgical's report on Form 10-Q for the quarter ended December 31, 1995.
   (12) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
    * Represents a management contract, compensatory plan, or arrangement required to be filed as an exhibit.



                                    Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Irwin Naturals/4Health, Inc.

Dated: August 18, 1998              By:   /s/ Klee Irwin
                                         -------------------------------
                                          Klee Irwin
                                          President and Director

Dated: August 18, 1998              By:   /s/ Dan Martin
                                         -------------------------------
                                          Dan Martin
                                          Chief Financial Officer and
                                          Secretary