Form 10-Q
period 1998-09-30
IRWIN NATURALS 4 HEALTH
filed 1998-11-16
CIK 857353

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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
                                       -----     -----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of November 13, 1998 was 27,753,484.

                     Irwin Naturals/4Health, Inc.
                          Index to Form 10-Q


PART I.   FINANCIAL INFORMATION                                                                       Page

Item 1.   Financial Statements:

          Condensed Balance Sheets as of September 30, 1998 and December 31, 1997 ..................    3

          Condensed Statements of Operations for Three and Nine Months Ended September 30,
          1998 and 1997 ............................................................................    4

          Condensed Statements of Cash Flows for Nine Months Ended
          September 30, 1998 and 1997 ..............................................................    5

          Notes to Condensed Financial Statements ..................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................................    9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders ......................................   13

Item 6.   Exhibits and Reports on Form 8-K .........................................................   14

          SIGNATURES ...............................................................................   17


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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                          Irwin Naturals/4Health, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                         September 30,            December 31,
                                                         -------------          ---------------
                                                              1998                   1997
                                                         --------------         ---------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                  $   238,744              $   636,620
Accounts receivable, net                                     3,636,032                4,899,862
Inventories                                                  2,742,007                2,162,415
Deferred tax asset                                                  --                  109,893
Other assets                                                   452,906                  437,781
Notes receivable, net                                          104,810                   34,817
                                                           -----------              -----------
   Total current assets                                      7,174,499                8,281,388

PROPERTY AND EQUIPMENT, NET                                  2,343,531                2,448,950
OTHER ASSETS, NET                                              609,038                  570,152
DEFERRED TAX ASSET                                             193,974                       --
NOTES RECEIVABLE                                                    --                   78,063
                                                           -----------              -----------
   Total assets                                            $10,321,042              $11,378,553
                                                           -----------              -----------
                                                           -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                           $ 1,159,334              $ 2,010,043
Accrued interest payable                                            --                       --
Accrued liabilities                                          1,040,161                1,766,658
Taxes payable                                                  269,685                  104,864
Notes payable                                                  545,600                   29,454
Line of credit                                                      --                  740,797
                                                           -----------              -----------
   Total current liabilities                                 3,014,780                4,651,816

DEFERRED TAXES                                                      --                   42,376
NOTES PAYABLE                                                1,289,806                1,297,629
                                                           -----------              -----------
   Total liabilities                                       $ 4,304,586              $ 5,991,821

STOCKHOLDERS' EQUITY
Common stock                                                   250,535                  250,279
Additional paid in capital - common stock                   10,681,390               11,408,576
Additional paid in capital - common warrants                   566,177                  275,000
Treasury stock                                                 (50,000)                 (50,000)
Distributions                                                 (900,000)                      --
Accumulated deficit                                         (4,531,646)              (6,497,123)
                                                           -----------              -----------
   Total stockholders' equity                                6,016,456                5,386,732

                                                           -----------              -----------
Total liabilities and stockholders' equity                 $10,321,042              $11,378,553
                                                           -----------              -----------
                                                           -----------              -----------


                   See notes to condensed financial statements

                          Irwin Naturals/4Health, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                      Three Months Ended September 30,       Nine Months Ended June 30,
                                      --------------------------------     ------------------------------
                                          1998               1997              1998              1997
                                      -------------      -------------     -------------     ------------
Net Sales                              $  7,225,264      $  6,508,152      $ 23,066,227      $ 20,849,098
Cost of goods sold                        3,089,398         2,849,145        10,174,894         9,946,356
                                       ------------      ------------      ------------      ------------
Gross margin                              4,135,866         3,659,007        12,891,333        10,902,742

Operating Expenses
  Sales and marketing                     1,396,302         2,373,001         4,770,161         7,306,624
  Research and development                   22,581            69,435           163,056           367,841
  General and administrative              1,760,956         1,693,970         5,584,004         4,948,353
  Merger expenses                                                  --         1,014,893                --
                                       ------------      ------------      ------------      ------------

Total operating expenses                  3,179,839         4,136,406        11,532,114        12,622,818
                                       ------------      ------------      ------------      ------------

Income (loss) from operations               956,027          (477,399)        1,359,219        (1,720,076)

Other (expense) income, net                 (32,459)           (4,387)          (64,375)           15,474
                                       ------------      ------------      ------------      ------------

Income (loss) before income
  taxes                                     923,568          (481,786)        1,294,844        (1,704,602)

Income tax (provision) benefit                                (12,706)           64,258          (348,047)
                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS)                      $    923,568      $   (494,492)     $  1,359,102      $ (2,052,649)
                                       ------------      ------------      ------------      ------------
                                       ------------      ------------      ------------      ------------

Net income (loss) per common
  share - basic and diluted            $       0.03      $      (0.02)     $       0.05      $      (0.08)
                                       ------------      ------------      ------------      ------------
                                       ------------      ------------      ------------      ------------

Weighted average shares
  outstanding - basic                    27,753,000        27,178,000        27,753,000        27,146,000
                                       ------------      ------------      ------------      ------------
                                       ------------      ------------      ------------      ------------

Weighted average shares
  outstanding - diluted                  27,931,409        27,217,331        27,951,947        27,311,727
                                       ------------      ------------      ------------      ------------
                                       ------------      ------------      ------------      ------------


                  See notes to condensed financial statements.

                          Irwin Naturals/4Health, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                             -----------------------------------
                                                                  1998                1997
                                                             --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $  1,359,102          $ (2,052,649)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                                  249,579               406,402
   Bad debt expense                                                98,194               198,004
   Loss on disposal of assets                                          --                12,871
   Issuance of warrants                                           291,177               190,316

Increase (decrease) in:
   Accounts receivable                                          1,165,636              (906,108)
   Inventory                                                     (579,592)              859,710
   Prepaid expenses and other assets                              (54,011)             (320,278)
   Deferred income tax assets                                     (84,081)              102,853

Increase (decrease) in:
   Accounts payable                                              (850,709)              903,532
   Accrued interest payable                                            --                    --
   Accrued liabilities                                           (726,497)               35,184
   Taxes payable                                                  164,821              (741,802)
   Notes payable                                                  516,146                    --
   Line of Credit                                                (641,997)                   --
   Deferred income tax liability                                  (42,376)              377,035
                                                             ------------          ------------
Net cash provided by (used in) operating activities               865,392              (934,930)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                       (144,162)             (107,683)
  Proceeds from assets dispositions                                    --                    --
  Proceeds from notes receivable                                    8,122               262,673
                                                             ------------          ------------
Net cash used in investing activities                            (136,040)              154,990

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                                      75,070               130,049
   Borrowings on short-term debt                                7,391,710                    --
   Borrowings on long-term debt                                        --             1,350,000
   Repayments on short-term borrowings                         (8,132,507)               96,151
   Repayments on long-term borrowings                            (782,501)             (974,483)
   Repayments on capital leases                                        --                (2,073)
   Distributions to shareholders                                  321,000              (300,000)
                                                             ------------          ------------
Net cash (used in) provided by financing activities            (1,127,228)              299,644
                                                             ------------          ------------

NET INCREASE (DECREASE) IN CASH                                  (397,876)             (480,296)

CASH AND CASH EQUIVALENTS, at beginning of period                 636,620             1,367,548
                                                             ------------          ------------

CASH AND CASH EQUIVALENTS, at end of period                  $    238,744          $    887,252
                                                             ------------          ------------
                                                             ------------          ------------


Note: The Net Loss figure included in this Statement of Cash Flows of ($1,081,438) for the nine months ended September 30, 1997, is $476,720 less than the ($1,558,158) for the same period shown in the Condensed Statement of Operations. The reason for this difference, is that during 1997 a Pro-Forma Tax Provision to reflect Irwin Naturals results as if they where C-Corporation was included in the Statement of Operations for comparative purposes. The amount of this provision for the six months ended September 30, 1997 was $467,720. Also see notes to condensed financial statements.

                          Irwin Naturals/4Health, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1:

Basis of Presentation

         The accompanying unaudited condensed financial statements reflect the results of operations for Irwin Naturals/4 Health, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the 4Health, Inc. Form 10-K/A dated June 19, 1998.

Note 2:

Merger Agreement

         On January 7, 1998 4Health, Inc. entered into a merger agreement (the "Merger Agreement") with Irwin Naturals, a privately held California corporation also engaged in the nutritional supplement business. The Merger Agreement was amended and restated on April 2, 1998. The merger transaction was completed on June 30, 1998. The surviving company's name was changed to Irwin Naturals/4Health, Inc..

Note: 3:

Accounting for the Merger

         The Merger was accounted for under the "pooling-of-interests" method of accounting, in accordance with generally accepted accounting principles. The "pooling-of-interests" method of accounting is intended to present as a single interest the 4Health and Irwin Naturals common stockholder interests that were previously independent and the combined rights and risks represented by those interests. That method shows that the stockholder groups neither withdraw nor invest assets, but in effect exchange voting common stock in a ratio that determines their respective interests in the combined enterprise. The merger results in the shares of common stock, no par value per share, of Irwin Naturals being converted into 15,750,000 shares of 4Health Common Stock. As a result of this accounting approach, there was a net increase of $27 thousand in the Consolidated Common Stock Account in the Balance Sheet, and a corresponding decrease in the Additional Paid-in-Capital Account as of December 31, 1997 and September 30, 1998.

         The "pooling-of-interests" method requires that the comparative financial information presented assumes the pooling was accomplished at the beginning of each period. That approach has been utilized for these financial statements.

         The "pooling-of-interests" method also requires that all merger related expenses be reflected in the first combined statement of operations; therefore, the merger expenses have been included as a separate line item in the condensed statements of operations presented herein for the Nine months ended September 30, 1998.

Note 4:

Expenses of the Merger

         Original estimates of the aggregate expenses of the merger were $1 million

         The actual identified and qualifying merger expenses consisting of legal, accounting, consulting and other miscellaneous qualifying fees and expenses have been included in the condensed statement of operations for the nine month period ending September 30, 1998 in the amount of $1,014,893.

Note 5:

Restatement of 4Health

         4 Health's Balance Sheets as of December 31, 1997 and 1996, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for each of the two years in the period ended December 31, 1997 have been restated effective July 15, 1996. The restatement is a result of the Securities and Exchange Commission's review of the 4 Health's proxy materials related to the merger with Irwin Naturals (See Note 3). The restatement affects the accounting treatment of the purchase price recorded for the Surgical Technologies acquisition in July 1996. In connection therewith, 4 Health increased the intangible asset values recorded for the Surgical Technologies acquisition by $3,042,000. The remaining intangible assets of $3,202,000 were then written down in 1997 because the continuing Surgical Technologies operations did not generate sufficient revenue to justify continuing such valuation. The restatement also included an adjustment to write down inventory by $758,000 in connection with the exchange for barter credits in 1997. These write downs were considered corrections of errors, and the affected financial reporting periods were restated. The restatement was a non-cash charge against earnings, and does not reflect an adverse change in 4 Health's cash flow previously reported. The information herewithin reflects this restatement.

Note 6:

Comprehensive Income

         Effective for fiscal years beginning after December 15, 1997, the Company implemented Statement for Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and it's components in a full set of general-purpose financial statements. Comprehensive Income and Net Income, as reported, is the same for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997.

Note 7:

Earnings Per Share

         Effective December 15, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS No. 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


                                             Three months ended September 30,
                                         (in thousands, except per share amounts)
                                  -------------------------------------------------------------
                                              1998                            1997
                                  -------------------------------------------------------------
                                                         Per                             Per
                                  Income     Shares     Share      Loss      Shares     Share
                                  ------     ------     -------   -------    -------    -------
Net (loss) income                  $924      27,753               $ (494)    27,125
Basic EPS                                               $(0.03)                         $(0.02)
                                                        -------                         -------
                                                        -------                         -------
Effect of diluted securities:
  Stock options outstanding                     178                              92
                                  -------------------------------------------------------------
Net income (loss)                  $924      27,931               $ (494)    27,217
                                  ------     ------               -------    -------
                                  ------     ------               -------    -------
Diluted EPS                                             $(0.03)                         $(0.02)
                                                        -------                         -------
                                                        -------                         -------




                                              Nine months ended September 30,
                                         (in thousands, except per share amounts)
                                  -------------------------------------------------------------
                                              1998                            1997
                                  -------------------------------------------------------------
                                                         Per                             Per
                                  Income     Shares     Share      Loss      Shares     Share
                                  ------     ------     -------   -------    -------    -------

Net (loss) income                 $1,359     27,739               $(2,053)   27,123
Basic EPS                                               $ 0.05                          $(0.08)
                                                        -------                         -------
                                                        -------                         -------
Effect of diluted securities:
  Stock options outstanding                     213                             189
                                  -------------------------------------------------------------
Net income (loss)                 $1,359     27,952               $(2,053)   27,312
                                  ------     ------               -------    -------
                                  ------     ------               -------    -------
Diluted EPS                                             $ 0.05                          $(0.08)
                                                        -------                         -------
                                                        -------                         -------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SEE THE DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS ABOVE.

Results of Operations

COMPARISON OF SECOND QUARTER 1998 TO 1997

         Net Sales for the three months ended September 30, 1998, increased by $0.72 million, or 11% from $6.5 million to $7.2 million compared to the same period a year ago. The increase was the net result of a 24.5% improvement, an additional $842 thousand, in Irwin Naturals sales, offset by a decrease in 4Health sales of $125 thousand, or 4.1% of 4Health Sales. The Irwin sales rise was primarily due to a substantial increase, 73%, in Mass Market Sales during the period reflecting the strong acceptance of our Mass Market products, strengthened sales force in this segment, greater market penetration, and continued focus on the drug and discount chains. Both Irwin and 4Health Health Food Store Sales experienced slight downturns due to continued competitive pressures and an overall weakness in Health Food Store Sales. International Shipments experienced no substantial change, however an influx of numerous new international orders promises improvements in this sector during the fourth quarter.

         Gross Profit Margin percentages increased by 1% to 57.2% of Net Sales for the quarter ending September 30, 1998, up from the 56.2% for the same period in 1997. The greatest percentage increase within both the Irwin and 4Health product groups occurred in the Health Food Sales Divisions, with a smaller percentage evident in the Mass Market. The improvement was due primarily to an improved product sales mix, and reflective of continued internal efforts to lower the cost of the core products. Improved margins were evident in both Irwin Naturals products, a .5% improvement, and in all of 4Health's product groups, where they enjoyed a net 2% increase. The Margin percentage increase resulted in overall increases in Gross Profit of 13%, or $0.48 million, to $4.14 million, in the three months ending September 30, 1998 from $3.66 million in the same period a year ago

         Total Operating Expenses for the quarter ending September 30, 1998 decreased $0.96 million, or 23%, from $4.14 million in the same quarter of 1997 to $3.18 million in the current quarter. After excluding non-recurring costs related to the merger of $0.1 million, operational costs actually decreased by $1.06 million, or 25.6%. Sales and Marketing Expenses decreased by $0.98 million, from $2.37 million in the third quarter of 1997 to $1.4 million in the same period in 1998, reflect a 41.2% reduction in costs. Sales & Marketing Expenses expressed as a percentage of sales, also decreased from 36.5% of Net Sales in the same quarter 1997, to 19.3% in the three months ended September 30, 1998. Management attributes this decrease to a reduction in expenses for national advertising, advertising agency fees, marketing related travel costs and elimination of redundant personnel and their attendant expenses as a result of the merger. Research and Development Expenses decreased by $47 thousand from $69 thousand in the third quarter of 1997 to $22 thousand in the three months ending September 30, 1998 as a result of a consolidation of functions resulting from the merger. General and Administrative Expenses, excluding the non-recurring merger related costs of $0.1 million, decreased $20 thousand, or 1%. The increase in General and Administrative Expenses reflects the costs incurred as the company continues to build and reinforce infrastructure in anticipation of the need to support planned growth, while lowering General and Administrative Expenses as a percentage of Net Sales, from 26% of Net in the same quarter of 1997 to 24.4% in the three months ended September 30, 1998.

         Interest Expense increased to $36 thousand in the third quarter 1998 from $1.4 thousand in the third quarter 1997. The reason for this increase was increased utilization of the company Line of Credit in 1998. Interest and Miscellaneous Income decreased to $4 thousand in the three months ending September 30, 1998 from $12 thousand during the same period of 1997. Other Income and Expense category decreased by $28 thousand in the three months ended September 30, 1998 from the same period in the prior year.

         The Company reported a Net Profit after Taxes of 13% of Net Sales, or $0.924 million, $0.03 Per Share, for the three months ended September 30, 1998 compared to a Net Loss of 7.6% of Net Sales, or $0.494 million, $(0.02) Per Share, for the three months ended September 30, 1997. If the non-recurring merger related costs of $0.1 million included in the results for the three month period ending September 30, 1998 were excluded, the Net Profit for the period would have been 14.2% of Net Sales, or $1.02 million, $0.04 Per Share, and reflects an increase of over the Net Loss recorded as of September 30, 1997 of $1.52 million.

         No provision for income taxes was recorded for the three months ended September 30, 1998, as such income will be offset by Net Operating Loss Carryforwards, whereas for the same nine month period in 1997, the income tax provision was $13 thousand.

Results of Operations

COMPARISON OF YEAR-TO-DATE 1998 TO 1997

         Net Sales for the nine months ended September 30, 1998, rose to $23.07 million, from $20.85 million, an increase of $2.22 million, or 10.6% compared to the same period a year ago. This was primarily due to a 21.5% improvement, an additional $2.4 million, in Irwin Naturals sales, offset by a slight decline in 4Health sales of (2.2%), or ($214) thousand. The Irwin increase was due primarily to a substantial increase in the Mass Market business, with the strong first quarter sales indicative of a high level of acceptance of several major products introduced in the last half of 1997, a strengthened sales force, greater market penetration, and a strong focus on expanding into drug and discount chains in the second and third quarters. The relatively stable 4Health Sales are a reflection of continued competitive pressures and an overall weakness in Health Food Store Sales. International Sales improved over 1997 as the newly installed International Sales Division Staff expand into new strategic markets and customers.

         Gross Profit Margin percentages increased by 3.6% to 55.9% of Net Sales for the nine month period ending September 30, 1998, up from 52.3% of Net Sales for the same nine month period in the prior year.

         Gross Profit increased by 18.2%, or $1.99 million to $12.89 million for the nine months ending September 30, 1998, from $10.9 million for the same period in 1997. This increase was due primarily to a higher than average margin on several of the new mass market products during the first quarter of 1998, an improved product sales mix, and lower costs on several core products during the second and third quarters. The Gross Profit increases would have been greater by $560 thousand, or and additional 5.1%, were it not for one-time increase in inventory reserves and sales discounts during the second quarter of 1998 as a result of an initiative to utilize the expertise of new management in the mass market and reposition several of the the mass market products previously sold by 4 Health in a manner that will most effectively communicate their value and maximize their potential. This process will involve new packaging, collateral materials, advertising, price points, etc.

         Total Operating Expenses for the nine months ending September 30, 1998 decreased $1.1 million to $11.5 million, a decrease of 8.6%, from $12.6 million in the same nine month period of 1997. As a percentage of Sales, Operating Expenses decreased from 60% of Net Sales in the nine month period ending 1997, to 50% in the same nine month period of the current year. After excluding costs related to the proposed merger of $1.115 million for 1998, ongoing operational costs actually decreased $2.115 million for the nine month period, or 18.4%. Sales and Marketing Expenses of $2.5 million, decreasing from $7.2 million at September 30, 1997 to $4.8 million for the same period in 1998, reflect a 34.0% reduction in costs. Management attributes this decrease to a reduction in expenses for national advertising, advertising agency fees, marketing related travel costs and elimination of redundant personnel and related expenses in the second and third quarters as a result of the merger. Research and Development Department expenses decreased by $204 thousand in the nine months ending September 30, 1998 compared to the same period of 1997 by cutting R & D salaries, consolidating functions, and related expenses. General and Administrative Expenses, excluding the merger related costs of $1.115 million, increased by $0.6 million, or 12%, to $5.6 million in 1998, from $4.94 million for the same nine month period of 1997. The General and Administrative Expenses were 23.7% in 1997 v.s. 24.2% of Net Sales in 1998.

         Interest Expense increased to $117 thousand for the nine months ended September 30, 1998 from $30 thousand for the same period of 1997. The reason for this increase was increased utilization of the company Line of Credit in 1998. Interest and Miscellaneous Income decreased from $63 thousand for the nine months ended September 30, 1997, to $30 thousand for the nine months ended September 30, 1998, a decrease of $33 thousand.

         The Company reported a Net Profit after Taxes of 5.9% of Net Sales, or $1.359 million, $0.05 per share, for the nine months ended September 30, 1998 compared to a Net Loss of $2.05 million, or $(0.08) per share, for the nine months ended September 30, 1997. If the merger related costs of $1.115 million included in the results for the nine month period ending September 30, 1998 were excluded, the Net Profit for the nine month period ending September 30, 1998 would be $2.47 million, or $0.09 per share, and reflect an increase over the Net Loss recorded as of September 30, 1997 of $4.52 million, or 15.7% of Net Sales.

         The Effective Tax Rate for the nine months ended September 30, 1998 was 4.9% due to the offsets of a significant portion of the Current Income by Net Operating Loss Carryforwards.

Liquidity and Capital Resources

         The Company's Cash and Cash Equivalents position decreased $398 thousand at September 30, 1998, to $239 thousand compared to $637 thousand at December 31, 1997. The Company invests its' cash in an interest bearing Money Market Account. As of September 30, 1998, the Company had Working Capital of $4.2 million with a 2.4 to 1 Working Capital Ratio.

         Accounts Receivable totaled $3.6 million at September 30, 1998 as compared to $4.9 million on December 31, 1997, a reduction of $1.3, or 25.6%. This decrease was due primarily an aggressive collections effort to collect receivables outstanding at December 31, 1997, which included amounts due from a major customer and was high in relation to corresponding sales for that period.

         Inventories were valued at $2.7 million at September 30, 1998 as compared to $2.2 million at December 31, 1997, which represents a 26.8% increase or $ .5 million. Management has concluded that Inventory levels at December 31, 1997 were lower than necessary to support the increasing sales levels, therefore, inventory levels, particularly in the Irwin Naturals products, have grown to support the net sales growth experienced in 1998 and to support the level of sales projected for the fourth quarter of the year.

         Capital Expenditures for the first nine months of 1998 were $144 thousand compared to $108 thousand for the same period in 1997.

         Other Assets have increased slightly from $438 thousand at December 31, 1997 to $453 thousand, and increase of $18 thousand, or 4.1%.

         Current Liabilities decreased $1.7 million, or 35.2%, to $3.0 million from $4.7 million. The primary reason for the decrease was a reduction of $715 thousand in the balance of the Company's Line of Credit with Norwest Business Credit, Inc., the current balance of which is $16 thousand. Increased sales in the first 9 months of 1998 also contributed to the Company's ability to reduce the Line of Credit balance. Available borrowing capacity, in addition to the amount outstanding on the combined Revolving Lines of Credit at September 30, 1998, was $2.25 million.

         The Company reduced its cash balance by $398 thousand in the first nine months of 1998 as compared to a reduction of $480 thousand for the same period in 1997. The majority of this improvement was due to improved profitability, lower capital spending, improved collection of Accounts Receivable, decreased Accounts Payable and other Current Liabilities, offset slightly by increased Inventory levels.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the third quarter ended September 30, 1998.

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

   2.04        2      Amended and Restated Agreement and Plan of Merger dated December 24,      Incorporated by
                      1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin       Reference (3)
                      Naturals as amended April 2, 1998.

   2.05        2      Amended and Restated Agreement and Plan of Merger dated December 24,      Incorporated by
                      1997, signed January 7, 1998, amended April 2, 1998, by and between        Reference (2)
                      4Health, Inc. and Irwin Naturals as amended May 22, 1998.

 Item 3.              Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------------------------------------------
   3.01        3      Articles of Incorporation of Surgical Subsidiary, Inc., a Utah            Incorporated by
                      Corporation now known as Surgical Technologies, Inc.                       Reference (10)

   3.02        3      Articles of Merger and related Plan of Merger                             Incorporated by
                                                                                                 Reference (10)

   3.03        3      Bylaws of 4Health, Inc.                                                   Incorporated by
                                                                                                 Reference (10)

   3.04        3      Articles of Merger and related Plan of Merger of 4Health, Inc. and        Incorporated by
                      Surgical Technologies, Inc.                                                Reference (8)

   3.05        3      Form of Articles of Merger and related Plan of Merger                     Incorporated by
                                                                                                 Reference (3)

   3.06        3      Amended Articles of Incorporation of Irwin Naturals/4Health, Inc.         Incorporated by
                                                                                                 Reference (1)

   3.07        3      Amended Bylaws of Irwin Naturals/4Health, Inc.                            Incorporated by
                                                                                                 Reference (1)



              SEC
 Exhibit   Reference
  Number     Number                               Title of Document                                 Location
-----------------------------------------------------------------------------------------------------------------

 Item 4.              Instruments Defining the Rights of Security Holders
-----------------------------------------------------------------------------------------------------------------
   4.01        4      Form of Warrant Agreement between 4Health, Inc. and Zions First National  Incorporated by
                      Bank with related form of Warrant                                          Reference (8)

   4.02        4      Form of Sale Restriction Agreement respecting shareholders of both        Incorporated by
                      Surgical Technologies, Inc., and 4Health, Inc.                             Reference (8)

   4.03        4      Form of Consent, Approval, and Irrevocable Proxy respecting certain       Incorporated by
                      Surgical stockholders with related schedule                                Reference (8)

   4.04        4      Form of Consent, Approval, and Irrevocable Proxy respecting certain       Incorporated by
                      4Health stockholders with related schedule                                 Reference (8)

   4.05        4      Specimen Common Stock Certificate                                         Incorporated by
                                                                                                 Reference (8)

   4.06        4      Specimen Warrant Certificate                                              Incorporated by
                                                                                                 Reference (8)

   4.07        4      Warrant certificates between 4Health and Allen & Company Incorporated     Incorporated by
                      dated April 15, 1997                                                       Reference (12)

 Item 5.              Other Items
-----------------------------------------------------------------------------------------------------------------
   5.01        5      Summary of Revolving Line of Credit Agreement between 4Health and         Incorporated by
                      Norwest Business Credit, Inc.                                              Reference (4)

 Item 10.             Material Contracts
-----------------------------------------------------------------------------------------------------------------
  10.01        10     Form of Directors' Options                                                Incorporated by
                                                                                                 Reference (7)*

  10.02        10     Stock Option and Stock Award Plan                                         Incorporated by
                                                                                                 Reference (7)*

  10.03        10     1991 Directors' Stock Option Plan                                         Incorporated by
                                                                                                 Reference (7)*

  10.04        10     Directors' Stock Option Plan                                              Incorporated by
                                                                                                 Reference (9)*

  10.05        10     Technology Purchase Agreement between Ellis E. Williams, Professional     Incorporated by
                      Medical, Inc., and Surgical Technologies, Inc., dated February 4, 1993     Reference (10)

  10.06        10     Patent Cross-License Agreement between Utah Medical Products, Inc., and   Incorporated by
                      Professional Medical, Inc., dated February 9, 1993                         Reference (11)

  10.07        10     Form of Promissory Note in the amount of $1,000,000 payable to First      Incorporated by
                      Interstate Bank, dated August 16, 1994                                     Reference (11)



              SEC
 Exhibit   Reference
  Number     Number                               Title of Document                                 Location
-----------------------------------------------------------------------------------------------------------------

  10.08        10     Deed of Trust Note and related Deed of Trust, Assignment of Rents,        Incorporated by
                      Security Agreement, and Fixture Filing, dated April 8, 1994, in the        Reference (10)
                      principal amount of $1,000,000 due Standard Insurance Company

  10.09        10     Stock Purchase Agreement dated May 6, 1994, between Surgical              Incorporated by
                      Technologies, Inc., and Benitex, A.G.                                      Reference (10)

  10.10        10     Real Estate Contract dated February 2, 1994, between Surgical             Incorporated by
                      Technologies, Inc. and Rex Crosland related to the facilities at 2801      Reference (10)
                      South Decker Lake Lane, Salt Lake City, Utah

  10.11        10     Asset Purchase Agreement between Milwaukee Acquisition Company,           Incorporated by
                      Insulation Distributors, Inc., and Surgical Technologies, Inc.,            Reference (10)
                      effective September 30, 1993

  10.12        10     All-Inclusive Promissory Note and related All-Inclusive Trust Deed,       Incorporated by
                      relating to sale of building and property, dated March 31, 1995, in the    Reference (11)
                      principal amount of $981,375.32

  10.13        10     1996 Long-Term Stock Incentive Plan                                       Incorporated by
                                                                                                 Reference (8)

  10.14        10     Form of $2.00 option granted to Surgical directors, officers, and         Incorporated by
                      employees with related schedule                                            Reference (8)*

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

  10.18        10     Form of Employment Agreement between the Surviving Corporation and        Incorporated by
                      Rockwell D. Schutjer                                                       Reference (8)*

  10.19        10     Deed of Trust Note and related Deed of Trust, Assignment of Rents,        Incorporated by
                      Security Agreement, and Fixture Filing, dated February 20, 1997, in the    Reference (6)
                      principal amount of $1,350,000 due Standard Insurance Company

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


----------------------
  (1) Incorporated by reference from Irwin Naturals/4Health's report on Form 8-K dated July 14, 1998.

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

                                       Irwin Naturals/4Health, Inc.

Dated: November 15, 1998               By: /s/ Klee Irwin
                                          ----------------------------
                                          Klee Irwin
                                          C.E.O.

Dated: November 15, 1998               By: /s/ Dan Martin
                                          ----------------------------
                                          Dan Martin
                                          Chief Financial Officer and Secretary