Form 10-K
period 1998-12-31
IRWIN NATURALS 4 HEALTH
filed 1999-04-20
CIK 857353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-18160

                            ------------------------

                          IRWIN NATURALS/4HEALTH, INC.
             (Exact name of registrant as specified in its charter)

                    UTAH                                        87-0468225
          (State of incorporation)                 (I.R.S. Employer Identification No.)

                           10549 WEST JEFFERSON BLVD.
                         CULVER CITY, CALIFORNIA 90232
                    (Address of principal executive offices)

                 Registrant's telephone number: (310) 253-5305

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of April 9, 1999, 27,766,249 shares of the registrant's Common Stock, par value $0.01, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $20,766,380 (computed based upon the closing price for the Common Stock on the Nasdaq National Market on that date.)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IRWIN NATURALS/4HEALTH, INC.
                               INDEX TO FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
PART I.

Item 1.      Business......................................................................................           3

Item 2.      Properties....................................................................................          11

Item 3.      Legal Proceedings.............................................................................          11

Item 4.      Submission of Matters to a Vote of Security Holders...........................................          11

PART II.

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters......................          11

Item 6.      Selected Financial Data.......................................................................          12

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation..........          14

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.....................................          18

Item 8.      Financial Statements and Supplementary Data...................................................          18

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........          18

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................          19

Item 11.     Executive Compensation........................................................................          20

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          24

Item 13.     Certain Relationships and Related Transactions................................................          25

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................          25

             Exhibit Index.................................................................................          26

             Index to Financial Statements.................................................................         F-1

             Financial Statements..........................................................................         F-2

             Signature Page

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS ANNUAL REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER "BUSINESS-RISKS RELATED TO THE BUSINESS OF IRWIN NATURALS/4HEALTH," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT.

ITEM 1. BUSINESS

GENERAL

    Irwin Naturals/4Health, Inc ("INH" or the "Company"), a Utah corporation, formerly known as 4Health, Inc., is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("IN") consummated June 30, 1998. Pursuant to the Merger, IN was merged with and into 4Health. Upon consummation of the Merger, 4Health changed its name to Irwin Naturals/4Health, Inc.

    Prior to the Merger, 4Health was a supplier and formulator of vitamins and nutritional supplements designed and formulated to address the dietary needs of the general public. 4Health's products are produced solely from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals.

    On July 16, 1996, 4Health emerged from an earlier merger between 4health Inc., a California corporation ("Old 4health") and Surgical Technologies, Inc., a Utah corporation ("SGTI"). Subsequent to this merger, SGTI changed its name to 4Health, Inc. Old 4health was incorporated and commenced operations on February 17, 1993.

    In mid-1997, 4Health began a search for a strategic partner. 4Health management believed that its lack of experience in the food, drug and mass market was limiting its future sales growth and reducing 4Health's ability to generate significant economies of scale with respect to the cost of goods sold. As a result of this search, 4Health agreed to merge with IN. IN was organized in August 1995 and formulated and distributed nutritional supplements through the food, drug and mass market, internationally and through health food stores. 4Health chose IN as a strategic partner because of IN's significant international and mass market sales in comparison to other potential partners.

    The Merger was accounted for under the "pooling-of-interests" method of accounting, in accordance with generally accepted accounting principles. The "pooling-of -interests" method is intended to present as a single interest the 4Health and IN common stockholder interests that were previously independent and the combined rights and risks represented by those interests. This method assumes that the stockholder groups neither withdraw nor invest assets but in effect exchange voting common stock in a ratio that determines their respective interests in the combined enterprise. The Merger resulted in the issued and outstanding shares of common stock, no par value per share, of IN being converted into an aggregate 15,750,000 shares of 4Health Common Stock.

    PRODUCTS

    The Company is a supplier and formulator of vitamins and nutritional supplements that are manufactured primarily from natural herbs, botanicals and nutrients. The Company has three broad categories of products including: (i) cleansing products to eradicate the toxins from the body; (ii) building products, including 151 Bars that increase the body's energy and stamina through restoring vital nutrients to the appropriate levels; and
(iii) specific solutions for selected organ and body systems to concentrate on an individual's problem areas. The Company's top brand names are: Nature's Secret-Registered Trademark- (31.9% of 1998 revenue), Diet Systems
6-Registered Trademark- (14.9%), and Irwin Naturals-Registered Trademark-
(13.4%).

    With over 69 registered and pending trademarks worldwide, INH believes that certain of its product formulas are proprietary and cannot be duplicated without the master recipes, which are secured in safekeeping. The Company attempts to protect its products and formulas with, among other things, "non-disclosure/non-competition" agreements with its manufacturers and employees and trademark protection. The formulations of INH's products were developed by the Company's founders R. Lindsey Duncan, Chairman and a nutritionist certified by the National Institute of Nutritional Education and Klee Irwin, Chief Executive Officer. The Company trademarks all brand line names and most product names. The Company further protects its trademarks by taking prompt action against potential infringements.

    MANUFACTURING AND SUPPLY SOURCES

    All of the Company's products are manufactured by third party suppliers pursuant to the Company's specifications and proprietary recipes. All of the companies that manufacture for INH are required to meet strict manufacturing standards required by the Food and Drug Administration ("FDA"). To date, the Company has relied exclusively on domestic manufacturers in order to facilitate quality assurance monitoring. Prior to selecting a manufacturer to produce its products, INH reviews the manufacturer's raw material sources, quality assurance procedures, and reliability to assure that the proposed manufacturer meets the Company's criteria.

    The Company places purchase orders with its suppliers for individual product manufacturing lots. Delivery of packaged and labeled products are made to the Company's distribution center in Culver City, California. The Company has no long-term manufacturing agreements with any of its suppliers, but purchases manufactured lots pursuant to individual purchase orders. Currently, the Company utilizes eight different manufacturers and believes that there are other qualified manufacturers that would meet quality assurance requirements if alternative manufacturing sources were required. The Company maintains an inventory of approximately 60 to 90 days of anticipated demand and to date has not experienced material shortages of manufactured products for delivery. All ingredients in the Company's products are generally available from a number of alternative sources, although certain of the ingredients, such as those based on agricultural products, are subject to seasonal availability to a limited degree.

    MARKETING AND DISTRIBUTION

    The Company utilizes its marketing expertise to position and sell its portfolio of branded products. The Company is continuing to build its portfolio of consumer brands. The Company aims to achieve brand growth through advertising, attractive packaging and favorable shelf positioning. This process may be augmented through targeted brand acquisitions. The sales, marketing and distribution infrastructure is designed to integrate new brands with minor incremental costs and synergistic potential. Historically, the Company has distributed its products though three main segments: mass market retailers (47% of sales in 1998), specialty health food stores (43%) and internationally (10%). Through advertising, the Company is able to convey the effectiveness of its products. The Company has established its reputation with retailers through quality products, timely delivery and superior packaging. Through its ability to position products in the marketplace and its strong reputation, the Company has been able to secure favorable shelf spacing from most of its retail customers.

    As a result of the Merger, INH is positioned to pursue a distribution strategy of multiple brands within multiple retail channels. The Merger has expanded the potential consumer base of 4Health significantly, as 4Health and IN offer products in distinct product categories. Since the Merger, merchandising vehicles which feature products from both lines have met with acceptance and the Company has instituted cross-branding incentives for retailers.

    In recognizing the need for strong operational management expertise, the Company retained Louis Mancini, the former President of General Nutrition Centers, as the President and Chief Operating Officer. Mr. Mancini began his tenure at INH effective October of 1998.

    SALES

    Sales during 1998 were relatively flat compared to 1997 primarily due to the fact that the Merger dissipated management energy and negatively impacted the Company's ability to focus its attention upon the sales effort. As of December 31, 1998, the Company's backlog totaled $1,207,963 compared to $965,125 on December 31, 1997.

    Throughout 1998, the Company took several critical steps that it hopes will strengthen its future position. The Company made strategic decisions to develop new areas of business by launching a nutritional bar product and by pursuing the addition of pain relief products to its portfolio.

    CUSTOMERS CONCENTRATION

    The Company's top ten customers represented approximately 36.8% of its 1998 total revenues. Management believes that its business is sufficiently diversified among its customers and additional efforts are underway to further diversify the Company's revenues along both distribution channels and among specific customers.

    COMPETITION

    The industry in which the Company operates is highly competitive and fragmented. It is estimated that nearly 900 companies are involved in the manufacturing or wholesale of supplements to the mass markets. Of those 900, eleven companies comprise 25% of the market with the remaining 75% comprised mostly of companies generating less than $20 million in total annual sales.

    The Company continues to be a leader in internal cleansing products and intends to leverage this success to launch other products. INH's Nature's Secret-Registered Trademark- and Harmony Formula-Registered Trademark- brand lines have built strong brand loyalty with retailers, practitioners and customers by delivering quality products, excellent customer service and an emphasis on health through education.

    In the food, drug and mass market, the Company faces increased competition where many of its competitors are significantly larger and have greater financial resources. The Company believes it will be able to compete successfully in this mass market because of its unique formulations and packaging, product quality, and good relationships with distributors and store buyers.

    EMPLOYEES

    As of the end of 1998 INH had 109 employees including Chairman, CEO, President, two senior managers and eight middle managers, 16 individuals in general administration, 40 individuals in sales and marketing, 39 individuals in distribution and one in research and development. The Company's employees are not represented by a collective bargaining organization, and the Company is not aware of any efforts to organize any such collective bargaining unit. INH has not experienced any work stoppages or slow downs.

RISKS RELATED TO THE BUSINESS OF IRWIN NATURALS/4HEALTH

    EXPANSION OF DISTRIBUTION CHANNELS

    The Company anticipates expanding current distribution channels, introducing new products, entering new markets, and in general expanding its activities and operations. Because of the nature of any such expansion, the accompanying results of operations for previous periods may not necessarily be indicative of the results of operations in the future. While INH has been successful in expanding its markets and distributors to date there can be no assurance that it will be able to successfully continue to expand in the future. Further, there can be no assurance that expenditures of funds to expand current distribution channels, introduce new products, enter new markets, and in general to expand the Company's activities and operations will be successful in generating incremental profitable revenue.

    DIFFICULTY OF STRICT COMPLIANCE WITH GOVERNMENT REGULATIONS

    The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by more than one federal agency. Congress has recognized the potential impact of dietary supplements in promoting the health of US citizens by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA"). Because of the broad language of certain sections of DSHEA and the regulations which implement it, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance.

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

    Based on the report, and pursuant to Section 12 of DSHEA, on April 29, 1998 the FDA published a proposed rule entitled "Regulations on Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body" (the "S/F Rule"). This proposed rule, if made a final rule (that is a regulation), would broaden what the FDA considers an impermissible drug claim or disease claim for a dietary supplement. At the same time the S/F Rule would restrict and narrow the permissible structure/function statements the Company could make about the benefits of its products on the label and labeling (brochures). Indirectly, this S/F rule would narrow the permissible claims the Company could place in advertisements. The effective date of the regulation is proposed as 30 days after the final rule is published in the Federal Register. While there is no way the Company can predict the language of the resulting regulation, based upon advice of their FDA counsel, the Company believes that the S/F rule will not be issued in the form as published on April 29, 1998.

    CONCENTRATION OF CUSTOMERS

    INH received approximately 13.3% of its revenues from a single customer
(GNC) during 1998. The Company does not have any long-term contractual relationship with this customer. The loss of this customer would have an adverse impact on the business of INH.

    RELIANCE ON LIMITED NUMBER OF PRODUCTS

    The Company currently offers approximately 100 products and derived more than 13% of its revenues during 1998 from the sale of one product, Ultimate Cleanse-Registered Trademark-. As a result of the limited number of products from which the Company derives its revenue, the risks associated with INH's business increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the Company.

    STRENGTH OF INH'S COMPETITORS

    Competition in the nutritional supplement industry is vigorous with a large number of businesses engaged in the industry. Operations in the food, drug and mass market exposes the Company to increased competition from vitamin and other health related products that compete for the same shelf space. Many of these competitors have established reputations for successfully developing and marketing nutritional supplement products. Many of these companies have greater financial, managerial, and technical resources than INH, which may put the Company at a competitive disadvantage. If the Company is not successful in competing in those markets, it may not be able to realize its business objectives.

    DEPENDENCE ON MANAGEMENT

    The Company is dependent on its management for substantially all of its business activities, including the development of new products and the advancement of INH's identity and recognition in the nutritional supplement industry. The loss of the services of certain members of management such as the Chairman of the Board or Chief Executive Officer could have a material effect on the business, operations and financial condition of the Company. INH is required to maintain a key-man life insurance policy on the lives of the Chairman of the Board and Chief Executive Officer in the amount of $5,000,000. Except for an employment, intellectual property and non-compete agreement with Messrs. Duncan and Irwin and a three year employment agreement with Mr. Louis Mancini, President, INH has no long-term agreement with any executive officer or key employee.

    NO LONG-TERM CONTRACTS WITH MANUFACTURERS OR DISTRIBUTORS

    The Company purchases all of its products from third-party manufacturers pursuant to purchase orders issued from time to time by INH but without any long-term manufacturing agreements. In the event that a current manufacturer is unable to meet the Company's manufacturing and delivery requirements at some time in the future, the Company may suffer interruptions of delivery of certain products while it establishes an alternative source. To limit the Company's exposure to this type of interruption, for all large volume products, two third-party manufacturers have been established. For smaller volume products, the selection of alternative manufacturing sources may be delayed while the Company completes a review of the proposed manufacturer's quality control, raw material sources, and manufacturing and delivery capabilities. To help mitigate any interruption, the Company maintains a 60-90 day inventory on most products.

    CUSTOMER GUARANTY OF SATISFACTION; RIGHT OF RETURN

    In an effort to build customer confidence and satisfaction, INH warrants satisfaction and grants to its customers the right of return for full credit any product that is unsatisfactory to the customer or that is shelf-worn or stale merchandise. Although the Company has had this policy since its inception and experienced product returns of only approximately 5% of gross sales in 1998, there can be no assurance that such a policy will not result in additional product returns in the future as the Company expands its product lines and enters new markets.

    POTENTIAL TRADEMARK INFRINGEMENT

    The conduct of INH's business, in common with other sellers of branded consumer products, may involve from time to time potential liability for trademark infringement. The Company is engaged on a continuing basis in developing brand names for its new products, securing trademark protection for brand names and copyright protection for associated materials, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights. Prior to commencing advertising and sales of products under a newly developed brand name, the Company seeks to minimize the risks of potentially infringing the rights of third parties by conducting trade and service mark searches and other inquiries in addition to filing publicly for trademark protection of the brand name and copyright protection for associated advertising materials and labeling. The Company registers for its principal product lines as well as its principal products. Notwithstanding such efforts, there can be no assurance that the Company will not suffer adverse financial consequences as a result of legally established third party claims to first use of trade or service marks used by the Company.

    YEAR 2000

    THE Y2K PROBLEM.

    INH has conducted a review of its respective computer systems to identify the systems that could be affected by the Y2K issue. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a data using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    While some upgrades will be necessary, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the Y2K problem is not expected to have a material effect on the cost of operation of the Company.

    The Company also may be vulnerable to other companies' Y2K issues. The Company's current estimates of the impact of the Y2K problem on its operations and financial results do NOT include costs and time that may be incurred as a result of any vendors' or customers' ("third-party") failure to become compliant on a timely basis. The Company has initiated formal communications with its significant vendors and customers with respect to such persons' Y2K compliance programs and status. However, there can be no assurance that such other companies will achieve Y2K compliance or that any conversions by such companies to become Y2K compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

    A Y2K task force has been established. The task force has not developed a "Worst Case" scenario for an overall Y2K contingency plan and does not plan to do so unless; as a result of its ongoing Y2K review, management believes such plans are warranted. The only contingency plan to be developed and implemented will be as a result of a comprehensive survey being conducted on suppliers and key third parties of their IT systems, including computer applications, operating systems, and all non-IT related systems, including embedded applications and equipment. The focus of the survey is to ensure that key third parties are Y2K compliant by the end of the year.

    The Company has identified high risk applications that are critical to its business, recognizing the fact that timely Year 2000 compliance of these systems is crucial, and therefore, has designed its plan to address these systems first.

    The Company's plan includes remediating certain existing software. The plan is underway and the Company believes it will be completely in effect by the end of October, 1999.

    ADDRESSING THE PROBLEM.

    The Company predicts a six-phase approach to resolving the Y2K issues that are reasonably within its control. All of these efforts are being coordinated through Company's Director of Information Systems

(I.S.). The Director of I.S. reports to the Audit Review Committee comprised of Daniel Martin, Chief Financial Officer and Louis Mancini, President, with respect to the Company's Y2K efforts.

    The Company's approach to, and the anticipated timing of each phase are described below.

    PHASE 1--INVENTORY. The first phase entails a corporate-wide inventory of all hardware and software (including business and operational applications, operating systems and third-party products) that may be at risk, and identification of key third-party businesses whose Y2K failures might most significantly impact the Company. The IT system inventory process has been completed, and the inventories of key third-party businesses and of internal non-IT systems are expected to be completed by April 30, 1999.

    PHASE 2--ASSESSMENT. Once each at-risk system has been identified, the MIS department assesses how critical the system is to business operations and the potential impact of failure, in order to establish priorities for repair or replacement. Systems are classified as "critical," "important" or "non-critical." A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. This process has been completed for all IT systems. The assessment process for internal non-IT systems and for key third-party businesses is expected to be completed by June 1999. Systems that are known to be critical or important are receiving top priority in assessment and remediation.

    PHASE 3--STRATEGY. This phase involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandoning particular systems (as discussed under Phases 4 and 5 below). Selection of appropriate strategies is based upon such factors as the assessments made in Phase 2, the type of system, the availability of a Y2K-compliant replacement and cost. The strategy phase has been completed for all IT systems. For some non-IT embedded systems, strategy development is continuing. A strategy for addressing embedded systems in office buildings currently occupied, and those anticipated to be occupied, is being developed in concert with building managers and systems vendors and should be completed by July 1999. The process of analysis, certification or replacement or "workaround" for embedded systems in office buildings is expected to consume the first half of 1999. Strategies for other embedded systems, such as satellite communications systems, are being developed and are also expected to be complete by mid-1999.

    PHASE 4--REMEDIATION. The remediation phase involves creating detailed project plans, marshalling necessary resources and executing the strategies chosen. For IT systems, this phase is approximately 90% complete for critical and important systems, and is expected to be completed (including certification) by July 31, 1999. For non-critical systems, most corrections are expected to be completed by October 31, 1999. For those systems that are not expected to be reliably functional after January 1, 2000, detailed manual workaround plans will be developed prior to the end of 1999.

    PHASE 5--TESTING AND CERTIFICATION. This phase includes establishing a test environment, performing systems testing (with third parties if necessary), and certifying the results. The certification process entails having functional experts review test results, computer screens and printouts against pre-established criteria to ensure system compliance. The Company expects all critical and important IT systems to be certified by September 30, 1999. Testing for non-IT systems has been initiated; however, due to the Company's reliance on many third-party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The Company's target for all critical and important non-IT systems is August 1999. The Company has initiated written and telephonic communications with key third-party businesses, as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance. It is anticipated that the majority of testing and certification with these entities will occur in 1999.

    PHASE 6--CONTINGENCY PLANNING. This phase involves addressing any remaining open issues expected in 1999 and early 2000. As a precautionary measure, the Company is currently developing contingency plans for all systems that are not expected to be Y2K compliant by July 1999. A variety of automated as well as manual fallback plans are under consideration, including the use of electronic spreadsheets, resetting system dates to 1972, a year in which the calendar coincides with that of 2000, and manual workarounds. The Company estimates that all of these plans will be completed by December 1999.

    COSTS.

    The estimated additional costs to complete the project are currently expected to be approximately $20,000. A significant portion of these costs will not be incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect these redeployments to have a material adverse effect on other ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to Y2K remediation. All of the costs of the Y2K project are being borne out of the Company's operating cash flow.

    Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third party vendors whose systems may not work properly after January 1, 2000. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

    The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

    Other than the cost of the new software and hardware to be implemented corporate-wide, the Company has spent nominal amounts on the Y2K issue, and does not expect any significant future expenditure. Although the task force expects its cost estimates to be relatively accurate, it can not assure nor guarantee that these costs will not increase or that the proposed solutions will be installed on schedule by the date estimated.

ITEM 2. PROPERTIES

    The Company's principal offices are located at 10549 West Jefferson Blvd., Culver City, California, 90232 in a building and warehouse leased by the Company. In addition, in 1998 the Company owned a building in Boulder Colorado and leased warehouse space in Broomfield, Colorado.

LOCATION                                              SIZE                      FUNCTION
-----------------------------------------------  --------------  --------------------------------------
Culver City, California........................  13,328 sq. ft.  Corporate Headquarters
Culver City, California........................  24,000 sq. ft.  Warehouse
Boulder, Colorado*.............................  28,000 sq. ft.  Midwest Office
Broomfield, Colorado**.........................  22,600 sq. ft.  Distribution center and warehouse

------------------------

*  The sale of the Boulder building was completed as of March 25, 1999.

** Warehousing activities for this location were relocated to Culver City in October 1998.

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on INH's business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. Prior to that date, the Company was known as Surgical Technologies, Inc. with stock trading under the symbol SGTI.

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

    The high and low closing bid prices reported for the period between January 1, 1997 and April 9, 1999 appear in the following table:

FISCAL YEAR                                                          QUARTER      HIGH        LOW
-----------------------------------------------------------------  -----------  ---------  ---------
1997.............................................................         1st   $   5.625  $   5.250
1997.............................................................         2nd   $   6.188  $   5.000
1997.............................................................         3rd   $   6.063  $   3.250
1997.............................................................         4th   $   7.250  $   4.250
1998.............................................................         1st   $   5.875  $   4.500
1998.............................................................         2nd   $   9.500  $   4.875
1998.............................................................         3rd   $   7.500  $   2.750
1998.............................................................         4th   $   6.938  $   3.000
1999.............................................................         1st   $   8.000  $   3.438
Apr 1-9 1999.....................................................         2nd   $   3.625  $   3.250

    As of April 9, 1999, there were approximately 204 stockholders of record of the Company's Common Stock, exclusive of stockholders who hold title to their shares in street name.

SALES OF UNRESTRICTED SECURITIES

    In connection with the merger of IN with and into 4Health, the Company issued 15,759,000 shares of common stock to Mr. & Mrs. Klee Irwin in a private transaction intended to qualify for the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933.

DIVIDEND POLICY

    The Company has never paid dividends with respect to the INH Common Stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company, however, for the foreseeable future, the Board of Directors intends to retain all of the Company's earnings for use in the expansion of the Company's business.

REGISTRAR AND TRANSFER AGENT

    The registrar and transfer and warrant agent for the Company is American Securities Transfer and Trust, 938 Quail Street, Suite 101, Lakewood, CO, 80215-5513, telephone number (303)234-5300.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statements of operations data for the three years ended December 31, 1996, 1997 and 1998 and the selected balance sheet data as of December 31, 1997 and 1998 have been derived from the audited financial statements of the Company included herein ("Financial Statements"). The selected statements of operations data for the two years ended December 31, 1994 and 1995 and the selected balance sheet data as of December 31, 1994, 1995, and 1996 has been derived from audited financial statements of the Company not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Form 10-K. Certain amounts in prior years have been reclassified to conform to current year presentation.

                           YEARS ENDING DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1994       1995       1996       1997       1998
                                                              ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
  Net sales.................................................  $   2,076  $  12,824  $  28,592  $  29,353  $  30,547
  Gross profit..............................................      1,332      7,620     16,266     15,790     17,602
  Operating (loss) income...................................       (131)     1,342     (1,298)    (4,638)     1,827
  Other income (expense), net...............................         (5)       (76)       101        (79)      (209)

  Income (loss) before provision for income taxes...........       (136)     1,266     (1,197)    (4,717)     1,618
  Provision for income taxes................................          2        360        594         --        600

  Net income (loss).........................................  $    (138) $     906  $  (1,791) $  (4,717) $   1,018

  Pro forma provision for income taxes (unaudited)..........        N/A        439        N/A        765      1,345
  Pro forma net income (loss) (unaudited)...................        N/A  $     827        N/A  $  (5,482) $     273

PER SHARE DATA:
  Historical
    Earnings (loss) per common share--Basic and diluted.....  $   (0.02) $    0.04  $   (0.07) $   (0.17) $    0.04
  Pro forma
    Earnings (loss) per common share--Basic and diluted
      (unaudited)...........................................        N/A  $    0.03        N/A  $    (.20) $    0.01
  Historical
    Weighted average number of shares of common stock
      outstanding--Basic....................................      7,335     24,457     25,647     27,365     27,747
    Weighted average number of shares of common stock
      outstanding--Diluted..................................      7,335     24,583     25,647     27,365     28,221
  Pro forma
    Weighted average number of shares of common stock
      outstanding--Basic (unaudited)........................        N/A     24,457        N/A     27,365     27,747
    Weighted average number of shares of common stock
      outstanding--Diluted (unaudited)......................        N/A     24,583        N/A     27,365     28,221

                                                                                      YEARS ENDING DECEMBER 31
                                                                                           (IN THOUSANDS)
                                                                             ------------------------------------------
                                                                               1995       1996       1997       1998
                                                                             ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital............................................................  $   2,385  $   4,843  $   3,588  $   4,395
Total assets...............................................................      5,786     15,832     11,337     13,087
Long-term debt, net of current portion.....................................      1,296      1,276      1,298      1,423
Shareholders' equity.......................................................      3,205     10,256      5,387      5,869

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    REFERENCE IS HEREBY MADE TO THE DISCLOSURE REGARDING "FORWARD-LOOKING" STATEMENTS ON PAGE 3.

    The following table sets forth, for years 1996, 1997 and 1998, certain items from the Company's Statements of Operations included elsewhere herein, expressed as a percentage of net sales.

                                                               YEARS ENDING DECEMBER 31,
                                                         -------------------------------------
                                                            1996         1997         1998
                                                         -----------  -----------  -----------
Net Sales..............................................      100.0 %      100.0 %      100.0 %
Cost of Sales..........................................       43.1 %       46.2 %       42.4 %
                                                             -----        -----        -----

Gross Profit...........................................       56.9 %       53.8 %       57.6 %
Selling, General and Administrative Expenses...........       61.4 %       58.7 %       51.6 %
Loss on write-off of Goodwill..........................         --         10.9 %         --
                                                             -----        -----        -----

Income (loss) from operations..........................       (4.5)%      (15.8)%        6.0 %
Other income (expense), net............................        0.3 %       (0.3)%       (0.7)%
                                                             -----        -----        -----
Income (loss) before provision for income taxes........       (4.2)%      (16.1)%        5.3 %
Provision for income taxes.............................        2.1 %         --          2.0 %
                                                             -----        -----        -----

Net income (loss)......................................       (6.3)%      (16.1)%        3.3 %
                                                             -----        -----        -----
                                                             -----        -----        -----

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

    Net Sales for the year ended December 31, 1998 rose to $30,547,000 from $29,353,000, an increase of 4.1% when compared to 1997. Several products were repositioned and remarketed after the merger as a result of new management's focus on optimizing each product's potential. This repositioning resulted in a one-time reduction of $387,000 (1.3%) in net sales. The improvement in net sales between periods was due primarily to an increase in the Mass Market business, with strong first quarter sales indicative of a high level of interest in several major products introduced in the last half of 1997, greater market penetration, and a strong focus on expanding into drug and discount chains in the second, third, and fourth quarters. In addition, the last half of the year saw the promising early signs of acceptance of the Company's newly introduced Nutrition Bar. The relatively stable health food store sales are a reflection of continued competitive pressures and an overall weakness in this sector of the marketplace. International sales improved over 1997 as the newly installed International Sales Division staff expanded strongly into several new strategic markets.

    Gross Profit Margins rose to $17,602,000 in 1998 from $15,790,000 in 1997, an increase of 11.5%. The post-merger product repositionings resulted in a one-time $172,000 (1.1%) decrease in Gross Margins. Gross Margin as a percentage of net sales increased to 57.6% of net sales in 1998 from 53.8% of net sales in 1997. This increase was due primarily to an improved product sales mix, and reflective of continued internal efforts to lower the cost of the core products. Improved margins were particularly evident in the Nature's
Secret-Registered Trademark- and Harmony Formula-Registered Trademark- branded products.

    Total Selling, General & Administrative (SG&A) Expenses decreased by $1,451,000 (8.4%) to $15,775,000 in 1998 from $17,226,000 in 1997. This improvement was further reflected as SG&A Expenses decreased as a percentage of net revenue to 51.6% in 1998 from 58.7% in 1997. Sales & Marketing Expense in 1998 accounted for $3,195,000 of the change as they decreased from $9,583,000 in 1997 to $6,388,000 in 1998, a 33.3% improvement. Much of the decrease in Sales & Marketing expense was attributable to the synergies achieved as a result of the merger. General and Administrative expense increased to $9,387,000 in 1998 from $7,643,000 in 1997. The 1998 General & Administrative expenses, when adjusted for merger related expenses of $1,614,000, were $7,773,000, a net increase of $130,000 compared to the 1997 General & Administrative expenses of $7,643,000. Included in the 1997 General & Administrative expenses are Research & Development (R & D) expenses of $418,000. R & D expenses decreased to $29,000 in 1998 as the Company relied on existing, developed products. The increase of $519,000 in the other General & Administrative expenses in 1998 compared to 1997 was due to the Company's investment in infrastructure to support anticipated growth in 1999.

    During 1997, the Company wrote off goodwill in the amount of $3,202,000 in connection with the 1996 merger with SGTI. There was no similar expense in 1998.

1997 COMPARED TO 1996

    Net Sales for the year ended December 31, 1997 rose to $29,353,000 from $28,592,000 in 1996, an increase of 2.7%. Irwin Naturals net sales increased from $11,240,000 in 1996 to $16,921,000 in 1997, an increase of 50.5% while
4Health net sales decreased from $17,352,000 in 1996 to $12,432,000 in 1997, a decrease of 28.4%. A large one-time sale in 4Health of approximately $5,000,000 in 1996 was a contributing reason to the decline in 4Health sales from 1996 to 1997.

    Gross Profit Margins declined to $15,790,000 in 1997 from $16,266,000 in 1996, a decrease of 2.9%. Gross Margins during this period increased at Irwin Naturals from $5,839,000 in 1996 to $9,481,000 in 1997, a 62.4% increase.
4Health Gross Margins decreased during this same period from $10,427,000 in 1996 to $6,309,000, a decrease of 39.5%. Much of the decrease in 4Health Gross Margins were due to the higher than normal margins in 1996 due to the large one-time sale. Gross Margin as a percentage of net sales decreased to 53.8% of net sales in 1997 from 56.9% of net sales in 1996. During this period Irwin Gross Margins increased from 51.9% in 1996 to 56.0% in 1997, while 4Health Gross Margins decreased from 60.1% in 1996 to 50.7% in 1997.

    Total SG&A Expenses decreased by $338,000 (1.9%) to $17,226,000 in 1997 from $17,564,000 in 1996. Sales and Marketing expenses improved to $9,583,000 in 1997 from $10,831,000 in 1996, an 11.5% decrease. This improvement was partially due to non-recurring advertising expenses in 1996 as a result of a targeted advertising campaign. General and Administrative expenses increased to $7,643,000 in 1997 from $6,733,000 in 1996, an increase of 13.5%. This difference was attributable to Irwin Naturals as they began to create infrastructure to support their 50.5% growth.

    The Company wrote off $3,202,000 of goodwill associated with SGTI during 1997.

1996 COMPARED TO 1995

    Net Sales for the year ended December 31, 1996 rose to $28,592,000 from $12,824,000 in 1995, an increase of $15,768,000, or 123.0%. Irwin Naturals increased from $2,390,000 in 1995 to $11,240,000 in 1996, an improvement of $8,850,000 (370.3%). Irwin's increase contributed 56.1% of the overall net sales increase. Irwin started its operations in August 1995. 4Health net sales improved from $10,434,000 in 1995 to $17,352,000 in 1996, an increase of
$6,918,000 (66.3%). 4Health contributed 43.9% of the overall net sales increase. Nearly $5,000,000 increase from 1995 to 1996 for 4Health resulted from a non-recurring sale to a single customer. The year-to-year increase in net sales can be attributed to highly energized and focused sales and marketing efforts on the part of both companies.

    Gross Profit Margins improved to $16,266,000 in 1996 from $7,620,000 in 1995, an increase of $8,646,000 or 113.5%. Gross Margins during this period increased at Irwin Naturals from $988,000 in 1995 to $5,839,000 in 1996, a 491% increase. 4Health Gross Margins also increased during this same period from $6,631,000 in 1995 to $10,427,000 in 1996, an increase of 57.2% in 1996. During the same period, Gross Margin as a percentage of net sales decreased at 4Health from 63.6% in 1995 to 60.1% of net sales in 1996.

    Total SG&A Expenses increased by $11,286,000 (179.8%) to $17,564,000 in 1996 from $6,278,000 in 1995. Sales and Marketing expenses increased to $10,831,000 in 1996 from $4,225,000 in 1995, an increase of 156.4%. 4Health accounted for the majority of the increase as it increased its advertising expenses with a Television Advertising campaign, and built up the outside sales forces, sales management, and marketing management for its brands. General and Administrative expenses increased to $6,733,000 in 1996 from $2,052,000 in 1995, while both Irwin Naturals and 4Health invested heavily in building corporate infrastructure by adding additional personnel, improving systems, and in the case of 4Health incurring the additional expenses necessary to operate as a public company.

LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, the Company has financed its business growth primarily through operations and short-term borrowings.

    The Company's Cash position at December 31, 1998 was $426 thousand compared to $637 thousand at December 31, 1997. As of December 31, 1998, the Company had Working Capital of $4.395 million with a 1.8 to 1 Working Capital Ratio.

    Accounts Receivable totaled $6.023 million at December 31, 1998 as compared to $4.9 million on December 31, 1997, an increase of $1.23 million, or 22.9%. This increase was due primarily to increased sales revenue overall, a disproportionate number of large sales in November and December, and a longer collection cycle in the Company's fastest growing market segment, the mass market.

    Inventories were valued at $2.855 million at December 31, 1998 as compared to $2.162 million at December 31, 1997, which represents a 32.1% increase of $.693 million. Management has concluded that Inventory levels at December 31, 1998 are at a level necessary to support the level of sales projected for the fourth quarter of the year.

    Capital Expenditures for the year ended December 31, 1998 were $350 thousand compared to $216 thousand for the same period in 1997, reflecting the cost of creating new infrastructure support capabilities, and improving capacity.

    Other Assets have increased slightly from $648 thousand at December 31, 1997 to $749 thousand at December 31, 1998, an increase of $101 thousand, or 15.6%. This increase stemmed primarily from a Note Receivable from Officer.

    Accounts Payable and Accrued Liabilities decreased $363 thousand, or 10.6%, to $3.795 million from $3.432 million. The primary reason for the increase in overall Inventory levels of 32.1%.

    As of December 31, 1998 the Company had a $1 million Line of Credit with Alliance Bank, which had an outstanding balance of $1 million, and a $1.5 million Line of Credit with Norwest Bank, which had no outstanding borrowings.

    The Company has generated an overall negative cash flow of $211 thousand for the year ended December 31, 1998 compared to a negative cash flow of $731 thousand for the same period in 1997. The majority of this improvement was due to improved profitability, offset slightly by increased Inventory levels.

    The company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of accounts on trade sales, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

    At December 31, the Company was in active negotiations with Wells Fargo Bank to develop the terms of a $5 million Secured Line of Credit. This Line was established in February of 1999 and expires on June 30, 1999.

    Subsequent to December 31, 1998, the Company entered into two acquisitions. Effective February 15, 1999, the Company purchased the issued and outstanding shares of Health & Vitamin Express, Inc. Although the purchase price of this acquisition is to be paid in shares of Company stock, the Company is obligated to invest or contribute to the acquired operations a minimum of $10 million during the 36 months period subsequent the acquisition date, of which $4 million must be invested or contributed within the first 18 months. Further, effective March 10, 1999, the Company purchased certain assets and liabilities of Inholtra Investment Holding and Trading, N.V., Inholtra, Inc. and Inholtra Natural, Ltd. for $13,250,000. Of this total purchase price, $3,250,000 was paid in cash, and the remaining $10 million is payable through a promissory note due on June 10, 1999 secured by the acquired assets. These acquisitions have significantly increased the Company's funding requirements.

    The Company is currently seeking to raise additional financing to meet the increased funding requirements resulting from these acquisitions as well as to satisfy anticipated sales growth and operational requirements. Management believes that the Company will be able to successfully obtain the necessary financing.

    There can be no assurance, however, that the Company will not require additional financing earlier than anticipated, or that any additional financing will be available at acceptable terms, if at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The business is to some extent cyclical, but not necessarily seasonal.

    The following table sets forth, certain unaudited results of operations for each quarter during 1997 and 1998. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                                                                      QUARTERS ENDED
                                                                           1998
                                          ----------------------------------------------------------------------
                                          DECEMBER 31   SEPTEMBER 30     JUNE 30       MARCH 30        TOTAL
                                          ------------  ------------  -------------  ------------  -------------
Net sales...............................   $7,743,000    $7,140,000   $   6,918,000  $  8,746,000  $  30,547,000
Gross profit............................    4,918,000     4,136,000       3,441,000     5,107,000     17,602,000
Income (loss) from operations...........      453,000       956,000      (1,192,000)    1,610,000      1,827,000
Other income (expense), net ............     (143,000)      (32,000)        (27,000)       (7,000)      (209,000)
                                          ------------  ------------  -------------  ------------  -------------
Income (loss) before provision (benefit)
  for income taxes......................      310,000       924,000      (1,219,000)    1,603,000      1,618,000
Provision (benefit) for income taxes....      679,000            --         (45,000)      (34,000)       600,000
                                          ------------  ------------  -------------  ------------  -------------
Net income (loss).......................   $ (369,000)   $  924,000   $  (1,174,000) $  1,637,000  $   1,018,000
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------
Net earnings (loss) per common
  share-Basic and Diluted...............   $    (0.01)   $     0.03   $       (0.04) $       0.06  $        0.04
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------

                                                                      QUARTERS ENDED
                                                                           1997
                                          ----------------------------------------------------------------------
                                           DECEMBER 31   SEPTEMBER 30    JUNE 30       MARCH 30        TOTAL
                                          -------------  ------------  ------------  ------------  -------------
Net sales...............................  $   8,679,000   $6,466,000   $  6,999,000  $  7,209,000  $  29,353,000
Gross profit............................      4,888,000    3,659,000      3,774,000     3,469,000     15,790,000
Loss from operations....................     (2,918,000)    (477,000)      (720,000)     (523,000)    (4,638,000)
Other (expense) income, net.............        (95,000)      (4,000)       (12,000)       32,000        (79,000)
                                          -------------  ------------  ------------  ------------  -------------
(Loss) before provision (benefit) for
  income taxes..........................     (3,013,000)    (481,000)      (732,000)     (491,000)    (4,717,000)
Provision (benefit) for income taxes....       (348,000)      13,000        119,000       216,000             --
                                          -------------  ------------  ------------  ------------  -------------
Net (loss)..............................  $  (2,665,000)  $ (494,000)  $   (851,000) $   (707,000) $  (4,717,000)
                                          -------------  ------------  ------------  ------------  -------------
                                          -------------  ------------  ------------  ------------  -------------
Net (loss) per common share-- Basic and
  Diluted...............................  $       (0.10)  $    (0.02)  $      (0.03) $      (0.03) $       (0.17)
                                          -------------  ------------  ------------  ------------  -------------
                                          -------------  ------------  ------------  ------------  -------------

NEW AUTHORITATIVE PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative and Hedging Activities." These new accounting standards do not have any impact on the Company's financial statements or financial reporting.

INFLATION

    Management believes that the effect of inflation will not have a significant impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's primary market risk exposure is interest rate risk. As of December 31, 1998, all of the Company's debt obligations were subject to fixed interest rates. In February 1999, the Company obtained a $5,000,000 line of credit amended to $6,400,000 in March 1999, subject to varying interest rates. The Company will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Financial Statements are filed with this Annual Report as pages F-2 through F-22. The Index to Financial Statements appears on page F-1 of this Annual Report.

    Report of Independent Public Accountants
    Balance Sheet
    Statements of Operations
    Statements of Shareholders' Equity
    Statements of Cash Flows
    Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has not made any changes in accountants. The Company does not have any disagreement with its accountants regarding accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the names, ages, and positions of the Company's directors, executive officers and other significant employees who were employed by INH in 1998.

                                          OFFICER     DIRECTOR
NAME                           AGE         SINCE        SINCE                                POSITION
-------------------------      ---      -----------  -----------  --------------------------------------------------------------
R. Lindsey Duncan........          36         1993         1993   Chairman of the Board
Klee Irwin...............          33         1998         1998   President and Chief Executive Officer and Director
Louis Mancini............          53         1998                President and Chief Operating Officer
Daniel Martin............          53         1998                Acting Chief Financial Officer
Jonathan Diamond.........          39           --         1998   Director
James Jeffs..............          45           --         1998   Director
*Cheryl M. Wheeler.......          37         1993         1993   Secretary, Director, Marketing Manager
*Scott W. Lusk...........          40         1997           --   Director of Finance
*Rockwell D. Schutjer....          51         1996         1996   Director, Manager, Surgical Technologies
*Steven B. Beckman.......          30           --         1997   Director

------------------------

*   Served only from January 1, 1998 to June 30, 1998.

    R. LINDSEY DUNCAN, the founder of 4Health, is a nutritionist certified by the National Institute of Nutritional Education, an industry accrediting body. Since the mid-1980s, he has owned, operated, and been the principal nutritionist of Home Nutrition Clinic, Santa Monica, California. In January 1988, Mr. Duncan began formulating his own nutritional supplements and in 1993, he organized 4health Inc. (a California corporation and a predecessor to the Company). Mr. Duncan is a member of the National Nutritional Foods Association, the American Herbal Products Association, and the Herb Research Foundation.

    MR. KLEE IRWIN is the Chief Executive Officer of INH and was the founder of Irwin Naturals, Inc. Mr. Irwin served as President and Chief Executive Officer of IN from its formation in 1994 until the Merger in 1998.

    MR. LOUIS MANCINI has served as President and Chief Operating Officer of INH since October 1998. Previous to joining INH, Mr. Mancini was with General Nutrition Centers, Inc. for over 21 years. His last position while with GNC was as President of General Nutrition Centers. Mr. Mancini also has been a director of Sports Club, Inc. since 1995.

    MR. DANIEL MARTIN served as the Acting Chief Financial Officer of IN from March of 1998 until the Merger, and continues to hold this position within INH. From March 1995 until February 1997, Mr. Martin served as the Chief Financial Officer of Bocchi Laboratories, a contract manufacturer in the skin and health care industry. From January 1993 to March 1995, Mr. Martin was the Chief Financial Officer of Westar Management, a diversified company involved in the real estate, restaurant and gaming business.

    MR. JONATHAN DIAMOND is the Vice Chairman of CDNOW, Inc., an online music entertainment company based in New York City, New York. Prior to joining CDNOW, Inc., Mr. Diamond was Chairman of NTK which has merged with CDNOW, Inc. Prior to joining, NTK, Mr. Diamond was the founder of the J. Diamond Group, a media and entertainment company involved in broadcast, film and television production and multimedia projects.

    MR. JAMES JEFFS is the Managing Director of the Whittier Trust Company, an investment management firm based in Pasadena, California. Prior to joining the Whittier Trust Company, Mr. Jeffs created the private capital management division at Trust Services of America (TSA) served as its Chief Investment Officer and President of TSA Capital Management.

    Prior to the Merger, the Company's Board of Directors was comprised of R. Lindsey Duncan, Cheryl Wheeler, Rockwell D. Schutjer and Steven B. Beckman. Subsequent to the Merger, the Board of Directors of the Company was comprised of
R. Lindsey Duncan, Klee Irwin, Jonathan Diamond, and James Jeffs. The Board of Directors met six times during 1998 for regular Board of Directors meetings. All directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held while they were members and (ii) the total number of meetings held by all Committees of the Board of Directors on which they served as members. In addition, on several occasions, the Board of Directors gave their unanimous written consent on issues involving normal corporate business. The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee, and the Long-Term Stock Incentive Plan Administration Committee ("LTSIP Administration Committee"). During 1998, the Audit Committee and the LTSIP Administration Committee were composed of Messrs. Crosland and Beckman prior to the Merger and Messrs. Diamond and Jeffs thereafter. The Audit Committee did not meet during 1998, the functions of such committee being performed by the Board of Directors as a whole. The LTSIP Administration Committee met throughout 1998 as needed to grant stock options. The LTSIP Administration Committee is responsible for overseeing 4Health's Long-Term Stock Incentive Plan (the "LTSIP") including, subject to the express terms of the LTSIP, making awards, interpreting the LTSIP, amending and rescinding rules and other duties related to the proper implementation of the LTSIP. During 1998, the Compensation Committee was composed of Messrs. Duncan and Irwin. The Compensation Committee met once in 1998. The primary responsibility of the Compensation Committee is to establish and review the compensation policies of INH, including those for executives. During 1998, INH did not have a nominating committee, the functions of such a committee being performed by the Board of Directors as a whole.

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

    In addition, Messrs. Diamond and Jeffs were granted by the Board an additional 20,000 shares each upon becoming directors. Half of these shares are vested on June 30, 1999 and the other half on June 30, 2000.

    Directors do not receive compensation for attending meetings of the Board of Directors. Directors are reimbursed for their reasonable travel and lodging expenses incurred attending meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to Section 16(a) of the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of INH are required to file reports on Form 3, 4 and 5 of their beneficial holdings and transactions in the INH Common Stock. During 1998, all such reports were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

    The following table shows, for the year ended December 31, 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to Company's five most highly compensated executive officers (the "Named Individuals") during 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM COMPENSATION
                                                                                           ---------------------------
                                                                                                     AWARDS
                                                                                           ---------------------------
                                                             ANNUAL COMPENSATION                            SECURITIES
                                                     ------------------------------------    RESTRICTED     UNDERLYING
NAME AND POSITION                           YEAR       SALARY       BONUS        OTHER       STOCK AWARD     OPTIONS
----------------------------------------  ---------  ----------  -----------  -----------  ---------------  ----------
R. Lindsey Duncan,......................       1998  $  192,219   $       0    $       0      $       0         50,000
Chairman of the Board                          1997     150,000           0            0              0        401,252
                                               1996      84,023           0            0              0        331,034
*Klee Irwin,............................       1998     175,000           0            0              0         50,000
Chief Executive Officer                        1997           0           0            0              0              0
                                               1996           0           0            0              0              0
Rockwell Schutjer,......................       1998     122,163           0            0              0              0
Manger, Surgical Technologies                  1997      80,000           0            0              0              0
                                               1996      80,000           0            0              0        132,500


                                             PAYOUTS
                                          -------------    ALL OTHER
NAME AND POSITION                         LTIP PAYOUTS   COMPENSATION
----------------------------------------  -------------  -------------
R. Lindsey Duncan,......................    $       0      $       0
Chairman of the Board                               0              0
                                                    0              0
*Klee Irwin,............................            0              0
Chief Executive Officer                             0              0
                                                    0              0
Rockwell Schutjer,......................            0              0
Manger, Surgical Technologies                       0              0
                                                    0              0

------------------------

*   This Named Individuals was not employed before July 1, 1998.

OPTION GRANTS IN 1998

    The following table presents information with respect to the Named Individuals concerning the exercise of options during 1998 and unexercised options held as of December 31, 1998

                                                        INDIVIDUAL GRANTS
                             -----------------------------------------------------------------------
                               NUMBER OF       % OF TOTAL
                              SECURITIES      OPTIONS/SARS
                              UNDERLYING       GRANTED TO                                                SEE (1) BELOW
                             OPTIONS/SARS     EMPLOYEES IN     EXERCISE    STOCK PRICE   EXPIRATION   --------------------
           NAME                 GRANTED        FISCAL YEAR       PRICE    ON GRANT DATE     DATE         0%         5%
R. Lindsey Duncan..........       50,000                3%     $  6.9375    $    7.06      06/30/03   $   6,125  $ 126,054
K. Irwin...................       50,000                3%        6.9375    $    7.06      06/30/03   $   6,125  $ 126,054


           NAME                  10%
R. Lindsey Duncan..........  $   278,361
K. Irwin...................  $   278,361

--------------------------

(1) Potential Realizable value at Assumed Annual Rates of Stock Price Appreciation for Option term.

             AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

                                                                       NUMBER OF UNEXERCISED IN-      VALUE OF UNEXERCISED
                                                                          THE-MONEY OPTIONS AT      OPTIONS AT DECEMBER 31,
                                                                           DECEMBER 31, 1998                  1998
                                                           VALUE       --------------------------  --------------------------
NAME                             SHARES EXERCISED(#)    REALIZED($)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------------------  -------------------  ---------------  -----------  -------------  -----------  -------------
R. Lindsey Duncan..............               0          $       0        436,363              0    $ 302,486(1)            0
K. Irwin.......................               0                  0                        50,000            0              0

------------------------

(1) Based on the closing market price of $4.75 per share for INH's Common Stock as of December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    R. Lindsey Duncan, Chairman of the Board and Klee Irwin, Chief Executive Officer, served on the Compensation Committee of the Board of Directors during 1998.

REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors has responsibility for making recommendations regarding compensation policy for INH, including executives. The Compensation Committee's overall goal is to provide a strong link among shareholder value, Company performance, and executive compensation. An additional goal is to promote long-term growth and development for INH by attracting and retaining qualified and talented executives. The following report shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

    COMPENSATION COMMITTEE REPORT

    INH uses various compensation surveys, including industry and regional specific surveys, to develop its compensation strategy and plans. The Compensation Committee also refers to such surveys for executive compensation, including that of the Chairman of the Board and the Chief Executive Officer.

    There is no set policy for adjusting base salary or bonuses subsequent to initial employment. Such adjustments in the past have occurred due to changes in job skills, performance, and competitive salary information.

    INH's current stock option plan includes executives, managers and key employees. Stock options are granted periodically by the LTSIP Administration Committee of the Board of Directors. The Long-Term Stock Incentive Plan allows the grant of options, both incentive and non-qualified. Historically, the LTSIP Administration Committee has granted non-qualified options. For executives, the options are usually granted with one third vesting after each year of service with INH. Pricing of the options generally begins at the fair market price on the date of grant for the options vested after one year and increases $1.00 per share for each additional year of service.

    The compensation given to INH's executives and senior officers for 1998 is shown in the Summary Compensation table. The Compensation Committee believes that the compensation awarded Messrs. Duncan and Irwin adequately reflects their performance as INH's Chairman of the Board and Chief Executive Officer respectively.

    The Compensation Committee has reviewed INH's compensation plans with regard to the deduction limitations under the Omnibus Budget Reconciliation Act of 1993 (the "Act") and the final regulations interpreting the Act which have recently been adopted by the Internal Revenue Service and the Department of the Treasury. Based on this review, the Committee has determined that INH's LTSIP, as previously approved by shareholders, meets the requirements for deductibility under the Act. The Committee believes that no tax deduction will be lost as a result of Section 162(m) on compensation paid to Company executives in 1998.

                                          R. Lindsey Duncan
                                          CHAIRMAN OF THE BOARD

                                          Klee Irwin
                                          CHIEF EXECUTIVE OFFICER

EMPLOYMENT AGREEMENTS

    Upon the consummation of the Merger, both Mr. R. Lindsey Duncan and Mr. Klee Irwin entered into substantially similar three year employment agreements with the Company. Mr. Duncan is employed as Chairman of the Board and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin is employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. In October of 1998, the Company entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer.

    These employment agreements provide for: (i) annual salaries of $225,000, $350,000 and $250,000 for Messrs. Duncan, Irwin and Mancini respectively; (ii) the right for Messrs Duncan and Irwin to receive an annual bonus equal to 2% of the consolidated earning before income taxes in excess of $6,000,000; and (iii) the right to participate in all retirement and welfare, benefit, fringe, perquisite and other plans and programs applicable generally to other key executives in effect at any time. In addition, all the above are entitled to reimbursement for their reasonable business expenses.

STOCK PERFORMANCE

    The graph below presents a comparison of the cumulative shareholder return of the Company's Common Stock over the period July 17, 1996 to December 31, 1998 with the cumulative total return over the same period for The Nasdaq Stock Market--U.S. Companies Total Return Index and a peer group represented by the Nasdaq Pharmaceutical Stocks Total Return Index (SIC code 283). Both indexes were prepared for Nasdaq by the Center for Research in Security Prices. The graph below compares the cumulative total return of INH's Common Stock over the July 17, 1996 to December 31, 1998 period assuming a $100 investment on July 17, 1996 and assuming reinvestment of all dividends. (INH's Common Stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. Prior to that date, 4Health was known as Surgical Technologies, Inc. with stock trading under the symbol SGTI. The prior market performance history of SGTI has not been included herein because it does not reflect the results of 4Health Inc. and Surgical Technologies, Inc. (the "Surgical Merger") or the changed nature of the Company's business since the Surgical Merger. The graph is based on daily total return figures from July 17, 1996 and month-end figures from July 30, 1996 through December 31, 1998).

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           NASDAQ PHARMACEUTICAL INDEX      INH      NASDAQ US INDEX
7/17/96                         $100.00    $100.00            $100.00
9/30/96                         $113.64     $78.95            $113.16
12/31/96                        $110.25     $57.90            $118.73
3/31/97                         $104.70     $58.55            $112.29
6/30/97                         $113.03     $61.84            $132.88
9/30/97                         $126.80     $50.66            $155.35
12/31/97                        $113.92     $53.95            $145.69
3/31/98                         $125.14     $48.68            $170.39
6/30/98                         $115.81     $74.35            $175.04
9/30/98                         $109.25     $52.63            $158.12
12/31/98                        $144.82     $50.00            $205.17
                                                                                              Quarter End Values

                                                                    QUARTER END VALUES
                            7/17/96    9/30/96    12/31/96     3/31/97    6/30/97    9/30/97    12/31/97     3/31/98    6/30/98
INH......................  $  100.00  $   78.95   $   57.90   $   58.55  $   61.84  $   50.66   $   53.95   $   48.68  $   74.35
Nasdaq US Index..........     100.00     113.16      118.73      112.29     132.88     155.35      145.69      170.39     175.04
Nasdaq Pharmaceutical
  Index..................     100.00     113.64      110.25      104.70     113.03     126.80      113.92      125.14     115.81


                            9/30/98    12/31/98
INH......................  $   52.63   $   50.00
Nasdaq US Index..........     158.12      205.17
Nasdaq Pharmaceutical
  Index..................     109.25      144.82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table includes information as of December 31, 1998 concerning the beneficial ownership of the holdings of the Company's Common Stock by (i) all persons who are known by the Company to hold five percent or more of the outstanding shares of INH Common Stock, (ii) each of the directors of the Company, (iii) each Named Individual, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investing power with respect to shares shown as beneficially owned by them.

                                                                                            SHARES
                                                                                         BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                                         OWNED          PERCENT
-------------------------------------------------------------------------------------  -----------------  -----------
PRINCIPAL SHAREHOLDERS
R. Lindsey Duncan
  10549 W. Jefferson Blvd.
  Culver City, CA 90232..............................................................        5,932,153         21.36%

Klee and Margareth Irwin
  10549 W. Jefferson Blvd
  Culver City, CA 90232..............................................................       15,565,000         56.06%

DIRECTORS AND EXECUTIVE OFFICERS
R. Lindsey Duncan (2)(3).............................................................        See Above
Klee Irwin (2)(3)....................................................................        See Above
Jonathan Diamond (2).................................................................                0
James Jeffs (2)......................................................................                0
All Officers and directors as a group (5 people).....................................       21,497,153         77.42%

------------------------

(1) Includes 405,439 shares of Common Stock owned by Cheryl Duncan, Mr. Duncan's wife. Mr. Duncan disclaims ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
(2) Serves as a director of INH.

(3) Serves as an executive officer of INH and appears in the Summary Compensation table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1996, a $50,000 note receivable from a shareholder was cancelled in exchange for 90,890 shares of the Company's common stock received from the shareholder.

    During 1996, the Company advanced the former Irwin Naturals shareholders $478,000. Of such amount, $382,000 was recorded as compensation for services in the accompanying statement of operations for 1996. The remaining $96,000 was repaid to the Company in 1997.

    From January 1, 1997 through June 30, 1998, the Company made distributions totaling $1,682,000 ($579,000 in 1997 and $1,103,000 in 1998) to Mr. and Mrs.
Irwin, the S corporation shareholders of Irwin Naturals. These distributions were for tax liabilities to be paid by the S corporation shareholders attributable to their respective S corporation income.

    The Company has receivables from both its Chief Executive Officer and its President (see Note 4 of Notes to Financial Statements).

    In June and October 1998, the Company entered into employment agreements with the Chairman of the Board, Chief Executive Officer and President (see Note 10 of Notes to Financial Statements).

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

                                 EXHIBIT INDEX

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
----------  -----------  ----------------------------------------------------------------------  --------------------
 Item 2.                 Plan of Acquisition, Reorganization, Liquidation, or Succession

   2.01          2       Agreement and Plan of Merger dated April 10, 1996, by and between       Incorporated by
                         4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996  Reference (4)

   2.04          2       Amended and Restated Agreement and Plan of Merger dated December 24,    Incorporated by
                         1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin    Reference (7)
                         Naturals as amended April 2, 1998.

   2.05          2       Agreement to Purchase Asset of Inholtra Naturals Limited                *

   2.06          2       Agreement & Plan of Merger with Health Vitamin Express Inc. ("HVE")     *

 Item 3.                 Articles of Incorporation and Bylaws

   3.01          3       Articles of Incorporation of Surgical Subsidiary, Inc., a Utah          Incorporated by
                         Corporation now known as Surgical Technologies, Inc. Irwin              Reference (5)
                         Naturals/4Health, Inc.

   3.02          3       Articles of Merger and related Plan of Merger                           Incorporated by
                                                                                                 Reference (5)

   3.03          3       Bylaws                                                                  Incorporated by
                                                                                                 Reference (5)

   3.04          3       Articles of Merger and related Plan of Merger                           Incorporated by
                                                                                                 Reference (4)

   3.05          3       Form of Articles of Merger and related Plan of Merger                   Incorporated by
                                                                                                 Reference (7)

 Item 4.                 Instruments Defining the Rights of Security Holders

   4.01          4       Form of Warrant Agreement between 4Health, Inc. and Zions First         Incorporated by
                         National Bank with related form of Warrant                              Reference (4)

   4.02          4       Form of Sale Restriction Agreement respecting shareholders of both      Incorporated by
                         Surgical Technologies, Inc., and 4Health, Inc.                          Reference (4)

   4.03          4       Form of Consent, Approval, and Irrevocable Proxy respecting certain     Incorporated by
                         Surgical stockholders with related schedule                             Reference (4)

   4.04          4       Form of Consent, Approval, and Irrevocable Proxy respecting certain     Incorporated by
                         4Health stockholders with related schedule                              Reference (4)

   4.05          4       Specimen Common Stock Certificate                                       Incorporated by
                                                                                                 Reference (4)

   4.06          4       Specimen Warrant Certificate                                            Incorporated by
                                                                                                 Reference (4)

   4.07          4       Warrant certificates between 4Health and Allen & Company Incorporated   Incorporated by
                         dated April 15, 1997                                                    Reference (6)

 Item 5.                 Other Items

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
----------  -----------  ----------------------------------------------------------------------  --------------------
   5.01          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Norwest Business Credit, Inc.                                           Reference (1)

   5.02          5       Summary of Revolving Line of Credit Agreement between 4Health and       *
                         Wells Fargo Bank.

 Item 10.                Material Contracts

  10.01         10       1996 Long-Term Stock Incentive Plan                                     Incorporated by
                                                                                                 Reference (4)

  10.02         10       Form of Option granted to Rockwell D. Schutjer                          Incorporated by
                                                                                                 Reference (4)

  10.03         10       Form of Proprietary Information, Inventions, and Non-Competition        Incorporated by
                         Agreement between 4Health and R. Lindsey Duncan                         Reference (4)

  10.04         10       Form of Employment Agreement between the Surviving Corporation and      Incorporated by
                         Rockwell Schutjer                                                       Reference (4)

  10.05         10       Deed of Trust Note and related Deed of Trust, Assignment of Rents,      Incorporated by
                         Security Agreement, and Fixture Filing, dated February 20, 1997, in     Reference (3)
                         the principal amount of $1,350,000 due Standard Insurance Company

  10.06         10       Form of Non-Negotiable Promissory Note                                  Incorporated by
                                                                                                 Reference (7)

  10.07         10       Promissory Note to issued into Inholtra Naturals Limited                *

  10.08         10       Consulting Agreement with Michael Driver                                *

  10.09         10       Employment Agreement with Louis Mancini, Lindsey Duncan & Klee Irwin    *

 Item 20.                Other Documents or Statements to Security Holders

  20.01         20       Notice of change of transfer and warrant agent.                         Incorporated by
                                                                                                 Reference (2)

 Item 23.

    23          23       Consent of Independent Public Accountant                                This filing

 Item 27.                Financial Data Schedule

  27.01         27       Financial Data Schedule                                                 This Filing

    *         To be filed by Amendment

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

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
----------  -----------  ----------------------------------------------------------------------  --------------------
   (5)        Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.

   (6)        Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.

   (7)        Proxy Statement of 4Health, Inc. dated June, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            -----
Report of Independent Public Accountants..................................    F-2

Balance Sheets as of December 31, 1997 and 1998...........................    F-3

Statements of Operations for each of the three years in the period ended
  December 31, 1998.......................................................    F-5

Statements of Shareholders' Equity for each of the three years in the
  period ended December 31, 1998..........................................    F-6

Statements of Cash Flows for each of the three years in the period ended
  December 31, 1998.......................................................    F-7

Notes to Financial Statements.............................................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Irwin Naturals/4Health, Inc.:

    We have audited the accompanying balance sheets of Irwin Naturals/4Health, Inc. (a Utah corporation) as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irwin Naturals/4Health, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
April 14, 1999

                          IRWIN NATURALS/4HEALTH, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1998
                                                    ------------  ------------
CURRENT ASSETS:
  Cash............................................  $    637,000  $    426,000
  Accounts receivable, net of allowance for
    doubtful accounts of $441,000 at December 31,
    1997 and $1,131,000 at December 31, 1998......     4,900,000     6,023,000
  Inventories.....................................     2,162,000     2,855,000
  Prepaid expenses and other......................       322,000       290,000
  Current portion of receivables from officer and
    shareholder...................................            --       497,000
  Current portion of note receivable..............        35,000        99,000
  Deferred tax asset..............................       184,000            --
                                                    ------------  ------------
    Total current assets..........................     8,240,000    10,190,000
                                                    ------------  ------------
BUILDING HELD FOR SALE............................            --     1,521,000
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, at cost:
  Land............................................       270,000            --
  Building and building improvements..............     1,606,000            --
  Machinery and equipment.........................       292,000       355,000
  Furniture and fixtures..........................       776,000       758,000
  Leasehold improvements..........................        57,000       303,000
                                                    ------------  ------------
                                                       3,001,000     1,416,000
  Less--Accumulated depreciation and
    amortization..................................      (552,000)     (789,000)
                                                    ------------  ------------
                                                       2,449,000       627,000
                                                    ------------  ------------
OTHER ASSETS:
  Intangibles, net of accumulated amortization of
    $247,000 at December 31, 1997 and $307,000 at
    December 31, 1998.............................       480,000       420,000
  Trademarks, net of accumulated amortization of
    $8,000 at December 31, 1997 and $13,000 at
    December 31, 1998.............................        68,000        99,000
  Receivable from officers and shareholder, net of
    current portion...............................            --       175,000
  Note receivable, net of current portion.........        78,000            --
  Other...........................................        22,000        55,000
                                                    ------------  ------------
                                                         648,000       749,000
                                                    ------------  ------------
                                                    $ 11,337,000  $ 13,087,000
                                                    ------------  ------------
                                                    ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                          IRWIN NATURALS/4HEALTH, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1998
                                                    ------------  ------------
CURRENT LIABILITIES:

  Line of credit..................................  $    741,000  $  1,000,000

  Current portion of long-term debt...............        29,000       328,000

  Accounts payable................................     2,054,000     2,637,000

  Accrued expenses................................     1,317,000       942,000

  Income taxes payable............................        61,000       438,000

  Customer deposits...............................       450,000       450,000
                                                    ------------  ------------

    Total current liabilities.....................     4,652,000     5,795,000
                                                    ------------  ------------

LONG-TERM DEBT, net of current portion............     1,298,000     1,423,000
                                                    ------------  ------------

COMMITMENTS AND CONTINGENCIES (see Note 10)

SHAREHOLDERS' EQUITY

  Preferred stock, $1.00 par value:

    Authorized--5,000,000 shares

    Issued and outstanding--none..................            --            --

  Common stock, $.01 par value:

    Authorized--50,000,000 shares

    Issued--27,818,798 shares at December 31, 1997
      and 27,857,139 shares at December 31, 1998

    Outstanding--27,727,908 shares at December 31,
      1997 and 27,766,249 shares at December 31,
      1998........................................       278,000       279,000

  Additional paid-in capital......................    11,656,000    14,333,000

  Treasury stock--90,890 shares...................       (50,000)      (50,000)

  Retained deficit................................    (6,497,000)   (8,693,000)
                                                    ------------  ------------

                                                       5,387,000     5,869,000
                                                    ------------  ------------

                                                    $ 11,337,000  $ 13,087,000
                                                    ------------  ------------
                                                    ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                          IRWIN NATURALS/4HEALTH, INC.

                            STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
NET SALES...................................................  $ 28,592,000   $ 29,353,000   $ 30,547,000
COST OF SALES...............................................    12,326,000     13,563,000     12,945,000
                                                              ------------   ------------   ------------
    Gross Profit............................................    16,266,000     15,790,000     17,602,000
                                                              ------------   ------------   ------------
OPERATING EXPENSES:
  Selling, general and administrative.......................    17,564,000     17,226,000     15,775,000
  Loss on write-off of goodwill.............................            --      3,202,000             --
                                                              ------------   ------------   ------------
                                                                17,564,000     20,428,000     15,775,000
                                                              ------------   ------------   ------------
    Income (loss) from operations...........................    (1,298,000)    (4,638,000)     1,827,000
                                                              ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (117,000)      (167,000)      (163,000)
  Interest income...........................................       146,000         52,000         10,000
  Other.....................................................        72,000         36,000        (56,000)
                                                              ------------   ------------   ------------
                                                                   101,000        (79,000)      (209,000)
                                                              ------------   ------------   ------------
    Income (loss) before provision for income taxes.........    (1,197,000)    (4,717,000)     1,618,000
PROVISION FOR INCOME TAXES..................................       594,000             --        600,000
                                                              ------------   ------------   ------------
NET INCOME (LOSS)...........................................  $ (1,791,000)  $ (4,717,000)  $  1,018,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............                 $ (4,717,000)  $  1,618,000
PRO FORMA PROVISION FOR INCOME TAXES (UNAUDITED)............           N/A        765,000      1,345,000
                                                                             ------------   ------------
PRO FORMA NET INCOME (LOSS)(UNAUDITED)......................           N/A   $ (5,482,000)  $    273,000
                                                                             ------------   ------------
                                                                             ------------   ------------
EARNINGS (LOSS) PER COMMON SHARE:
    Basic--Historical.......................................  $      (0.07)  $      (0.17)  $       0.04
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
    Diluted--Historical.....................................  $      (0.07)  $      (0.17)  $       0.04
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
    Basic--Pro Forma........................................           N/A   $      (0.20)  $       0.01
                                                                             ------------   ------------
                                                                             ------------   ------------
    Diluted--Pro Forma......................................           N/A   $      (0.20)  $       0.01
                                                                             ------------   ------------
                                                                             ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING:
    Basic--Historical.......................................    25,647,000     27,365,000     27,747,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
    Diluted--Historical.....................................    25,647,000     27,365,000     28,221,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
    Basic--Pro Forma........................................           N/A     27,365,000     27,747,000
                                                                             ------------   ------------
                                                                             ------------   ------------
    Diluted--Pro Forma......................................           N/A     27,365,000     28,221,000
                                                                             ------------   ------------
                                                                             ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          IRWIN NATURALS/4HEALTH, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                       CONVERTIBLE
                                                     PREFERRED STOCK        COMMON STOCK
                                                    ------------------  --------------------
                                                     SHARES    AMOUNT     SHARE      AMOUNT
                                                    --------  --------  ----------  --------
BALANCE, December 31, 1995........................   376,167  $ 15,000  24,464,727  $245,000
  Conversion of a $50,000 note receivable for
    Treasury Stock................................        --        --          --        --
  Conversion of Series A Convertible Preferred
    Stock.........................................  (376,167)  (15,000)    376,167     4,000
  Common stock issued in merger with Surgical
    Technologies, Inc.............................        --        --   2,271,108    22,000
  Issuance of common stock in connection with
    exercise of stock options.....................        --        --      98,372     1,000
  Net loss........................................        --        --          --        --
                                                    --------  --------  ----------  --------
BALANCE, December 31, 1996........................        --        --  27,210,374   272,000
                                                    --------  --------  ----------  --------
  Issuance of common stock in connection with
    exercise of stock options.....................        --        --     108,424     1,000
  Issuance of warrants as compensation for
    investment banking services...................        --        --          --        --
  Issuance of common stock to old 4Health
    Shareholders pursuant to a realignment of
    equity interests (see note 11)................        --        --     500,000     5,000
  Distributions...................................        --        --          --        --
  Net loss........................................        --        --          --        --
                                                    --------  --------  ----------  --------
BALANCE, December 31, 1997........................        --        --  27,818,798   278,000
                                                    --------  --------  ----------  --------
  Issuance of common stock in connection with
    exercise of stock options.....................        --        --      38,341     1,000
  Compensation expense incurred in connection with
    issuance of stock options.....................        --        --          --        --
  Compensation expense in connection with warrants
    issued for investment banking services........        --        --          --        --
  Distributions...................................        --        --          --        --
  Effect of Irwin Naturals terminating its S
    Corporation election..........................        --        --          --        --
  Net income......................................        --        --          --        --
                                                    --------  --------  ----------  --------
BALANCE, December 31, 1998........................        --  $     --  27,857,139  $279,000
                                                    --------  --------  ----------  --------
                                                    --------  --------  ----------  --------


                                                    ADDITIONAL    TREAURY STOCK     RETAINED
                                                     PAID IN     ----------------   EARNINGS
                                                     CAPITAL     SHARES   AMOUNT    (DEFICIT)      TOTAL
                                                    ----------   ------  --------  -----------  -----------
BALANCE, December 31, 1995........................   $2,355,000     --   $     --  $   590,000  $ 3,205,000
  Conversion of a $50,000 note receivable for
    Treasury Stock................................          --   90,890   (50,000)          --      (50,000)
  Conversion of Series A Convertible Preferred
    Stock.........................................      11,000      --         --           --           --
  Common stock issued in merger with Surgical
    Technologies, Inc.............................   8,775,000      --         --           --    8,797,000
  Issuance of common stock in connection with
    exercise of stock options.....................      94,000      --         --           --       95,000
  Net loss........................................          --      --         --   (1,791,000)  (1,791,000)
                                                    ----------   ------  --------  -----------  -----------
BALANCE, December 31, 1996........................  11,235,000   90,890   (50,000)  (1,201,000)  10,256,000
                                                    ----------   ------  --------  -----------  -----------
  Issuance of common stock in connection with
    exercise of stock options.....................     151,000      --         --           --      152,000
  Issuance of warrants as compensation for
    investment banking services...................     275,000      --         --           --      275,000
  Issuance of common stock to old 4Health
    Shareholders pursuant to a realignment of
    equity interests (see note 11)................      (5,000)     --         --           --           --
  Distributions...................................          --      --         --     (579,000)    (579,000)
  Net loss........................................          --      --         --   (4,717,000)  (4,717,000)
                                                    ----------   ------  --------  -----------  -----------
BALANCE, December 31, 1997........................  11,656,000   90,890   (50,000)  (6,497,000)   5,387,000
                                                    ----------   ------  --------  -----------  -----------
  Issuance of common stock in connection with
    exercise of stock options.....................     172,000      --         --           --      173,000
  Compensation expense incurred in connection with
    issuance of stock options.....................       6,000      --         --           --        6,000
  Compensation expense in connection with warrants
    issued for investment banking services........     388,000      --         --           --      388,000
  Distributions...................................          --      --         --   (1,103,000)  (1,103,000)
  Effect of Irwin Naturals terminating its S
    Corporation election..........................   2,111,000      --         --   (2,111,000)          --
  Net income......................................          --      --         --    1,018,000    1,018,000
                                                    ----------   ------  --------  -----------  -----------
BALANCE, December 31, 1998........................  1$4,333,000  90,890  $(50,000) $(8,693,000) $ 5,869,000
                                                    ----------   ------  --------  -----------  -----------
                                                    ----------   ------  --------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                          IRWIN NATURALS/4HEALTH, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (1,791,000)  $ (4,717,000)   $ 1,018,000
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization.........................       337,000        557,000        550,000
      Provision for returns, allowances and doubtful
        accounts............................................       181,000      2,549,000      2,116,000
      Loss on disposition of property
      and equipment.........................................         7,000         99,000         10,000
      Warrants issued as compensation.......................            --        275,000        388,000
      Compensation expense in connection with issuance of
        stock options.......................................            --             --          6,000
      Loss on write-off of goodwill.........................            --      3,202,000             --
      Changes in operating assets and liabilities:
        Accounts receivable.................................    (2,402,000)    (3,559,000)    (3,239,000)
        Inventories.........................................    (1,576,000)       850,000       (693,000)
        Prepaid expenses and other..........................      (154,000)      (122,000)       119,000
        Deferred taxes......................................      (316,000)       125,000        184,000
        Accounts payable....................................       878,000        132,000        583,000
        Accrued expenses....................................       936,000         68,000       (375,000)
        Income taxes payable................................       731,000       (682,000)       377,000
                                                              ------------   ------------   ------------
      Net cash provided by (used in) operating activities...    (3,169,000)    (1,223,000)     1,044,000
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (587,000)      (216,000)      (350,000)
  Proceeds from disposition of property and equipment.......            --          1,000             --
  Collections on note receivable............................       262,000        269,000         14,000
  Proceeds from the sale of securities......................       524,000             --             --
  Acquisition of Surgical Technologies......................     3,639,000             --             --
  Receivables from officers and shareholders................       (96,000)        96,000       (672,000)
                                                              ------------   ------------   ------------
      Net cash provided by (used in) investing activities...     3,742,000        150,000     (1,008,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit..........................            --        741,000        259,000
  Proceeds from exercise of stock options...................        95,000        152,000        173,000
  Payments of note payable to shareholder...................      (213,000)            --             --
  Distributions to shareholders.............................            --       (579,000)    (1,103,000)
  Surgical Technologies acquisition costs...................      (457,000)            --             --
  Borrowing under long-term debt............................            --      1,350,000        592,000
  Payments of long-term debt................................       (77,000)    (1,322,000)      (168,000)
  Proceeds from customer deposits...........................       450,000             --             --
                                                              ------------   ------------   ------------
      Net cash provided by (used in) financing activities...      (202,000)       342,000       (247,000)
                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH.............................       371,000       (731,000)      (211,000)
CASH, beginning of year.....................................       997,000      1,368,000        637,000
                                                              ------------   ------------   ------------
CASH, end of year...........................................  $  1,368,000   $    637,000    $   426,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------

                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997           1998
                                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $    107,000   $    133,000    $   148,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
    Income taxes............................................  $    409,000   $    291,000    $    24,000
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
  Non-cash transactions:

    During 1996, the Company acquired the following assets and liabilities in connection with a merger:

Cash....................................  $3,639,000
Marketable securities...................     524,000
Accounts receivable.....................      76,000
Inventories.............................     391,000
Deferred tax asset......................      51,000
Property and equipment..................     118,000
Other assets............................   1,037,000
Notes receivable........................     644,000
Accounts payable........................    (194,000)
Taxes payable...........................      (9,000)
Deferred tax liability..................     (58,000)
                                          ----------
  Net assets acquired...................   6,219,000
  Less acquisition costs................    (457,000)
                                          ----------
  Net equity issued.....................  $5,762,000
                                          ----------
                                          ----------

    In addition, during 1996, a $50,000 note receivable from a shareholder was cancelled in exchange for 90,890 shares of the Company's common stock received from the shareholder.

    During 1998, the Company reduced property and equipment by $1,677,000 and recorded prepaid expenses of $156,000 and building held for sale of $1,521,000.

   The accompanying notes are an integral part of these financial statements.

                          IRWIN NATURALS/4HEALTH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  NATURE OF BUSINESS

    Irwin Naturals/4Health, Inc. (the Company) is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores.

2.  BUSINESS COMBINATION

    Effective June 30, 1998, 4Health, Inc. consummated a merger with Irwin Naturals in a transaction that was accounted for as a pooling of interests. The merged entity changed its name to Irwin Naturals/4Health, Inc. The Company issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals. The accompanying financial statements have been restated to include the financial position and results of operations for both companies as if the merger was consummated at the beginning of all periods presented.

    Net sales and historical net income (loss) of the combining companies for the past three years are as follows (individual line items, other than the totals, for the year ended December 31, 1998 are unaudited):

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1996           1997           1998
                                                  -------------  -------------  -------------
Net Sales:
  4Health (pre-merger)..........................  $  17,352,000  $  12,432,000  $   6,373,000
  Irwin Naturals (pre-merger)...................     11,240,000     16,921,000      9,291,000
  Irwin Naturals/4Health (post-merger)..........             --             --     14,883,000
                                                  -------------  -------------  -------------
  Total.........................................  $  28,592,000  $  29,353,000  $  30,547,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Net Income (Loss):
  4Health (pre-merger)..........................  $  (2,550,000) $  (6,629,000) $    (900,000)
  Irwin Naturals (pre-merger)...................        759,000      1,912,000      1,070,000
  Irwin Naturals/4Health (post-merger)..........             --             --        848,000
                                                  -------------  -------------  -------------
  Total.........................................  $  (1,791,000) $  (4,717,000) $   1,018,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES

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

    BUSINESS SEGMENTS

    The Company operates as one reportable business segment. The former Irwin Naturals and 4Health, Inc., now the Company, sell branded natural health, herbal and nutritional supplement products. The products are sold through mass retail, specialty natural health, nutrition and food retail stores. The product sales from each former company share similar profitability margins.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF RISK

    Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. At December 31, 1997, one customer represented 28.1 percent of accounts receivable. At December 31, 1998, two customers represented 25.5 and 10.9 percent of accounts receivable, respectively.

    The Company had sales to a single customer that represented 23.5, 15.6 and
13.3 percent of net sales in 1996, 1997 and 1998, respectively.

    The Company's foreign sales represented 9.6, 14.1 and 10.0 percent of total net sales in 1996, 1997 and 1998, respectively.

    During 1998, approximately 77 percent of the Company's total purchases were from a single supplier. Management believes that if the Company was unable to make further purchases from this supplier, it would be able to find alternative suppliers with terms and quality levels similar to those currently in place.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market and are summarized as follows:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1998
                                                                   ------------  ------------
Raw Materials....................................................   $   70,000    $  803,000
Finished Goods...................................................    2,092,000     2,052,000
                                                                   ------------  ------------
                                                                    $2,162,000    $2,855,000
                                                                   ------------  ------------
                                                                   ------------  ------------

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                                                                     3 to 10
Machinery and equipment.......................................         years
Furniture and fixtures........................................  3 to 7 years
                                                                     Life of
Leasehold improvements........................................         lease

    When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss are included in results of operations. Repairs and maintenance are charged to expense as incurred and major replacements or betterments are capitalized.

    INTANGIBLES

    The Company acquired ID Technology in connection with a 1996 merger with Surgical Technologies. ID Technology is used in angioplasty procedures. The technology is being amortized using the straight-line method over an 8-year period. Management believes the carrying value of the ID Technology is fully recoverable.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TRADEMARKS

    Costs associated with the establishment and defense of trademarks have been capitalized and are being amortized over seventeen years using the straight-line method.

    REVENUE RECOGNITION

    The Company recognizes revenue at the time of shipment. Provisions for returns and allowances are recorded as products are shipped. During the years ended 1996, 1997 and 1998, the Company provided $181,000, $2,549,000 and
$2,116,000, respectively, for returns and allowances, including allowances for doubtful accounts, and incurred related write-offs of $154,000, $2,288,000 and $1,426,000, respectively.

    STOCK BASED COMPENSATION

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard (see Note 11).

    EARNINGS PER SHARE

    Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share." "Basic" earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income
(loss) by the total of weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants (applying the treasury stock method). For the years ended December 31, 1996 and 1997, the effect of stock options and warrants were not included as the results would be antidilutive.

    A reconciliation of the "basic" weighted average number of common shares outstanding to the "diluted" weighted average number of common shares outstanding for each of the three years in the period ended December 31, 1998 follows:

                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                          1996          1997          1998
                                                      ------------  ------------  ------------
Weighted average number of common
  shares outstanding--Basic.........................   25,647,000    27,365,000    27,747,000
Dilutive effect of outstanding stock options........           --            --       474,000
                                                      ------------  ------------  ------------
Weighted average number of common
  shares outstanding--Dilutive......................   25,647,000    27,365,000    28,221,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    PRO FORMA STATEMENTS OF OPERATIONS

    From January 1, 1997 through June 30, 1998, Irwin Naturals had elected treatment as an S corporation under provisions of the Internal Revenue Code. Effective June 30, 1998, Irwin Naturals terminated its S corporation election and became a C corporation.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    See Note 9 for explanation of pro forma provision for income taxes and the related pro forma net income (loss).

    STATEMENTS OF CASH FLOWS

    The Company prepares it statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 95. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    NEW AUTHORITATIVE PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative and Hedging Activities." These new accounting standards do not have any impact on the Company's financial statements or financial reporting.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash, short-term trade receivables and payables and short-term and long-term debt. The carrying values for all such instruments, considering the terms, approximate fair value at December 31, 1997 and 1998.

    RECLASSIFICATIONS

    Certain amounts in prior years have been reclassified to conform to the current year's presentation.

4.  RECEIVABLES FROM OFFICERS AND SHAREHOLDER

    The receivables from officers and shareholder consist of the following at December 31, 1998:

Receivable from the Chief Executive Officer, bearing interest at an annual rate of 8 percent, payable in full no later than December 31, 1999..................  $ 322,000
Receivable from the President, bearing interest at an annual rate of 8 percent, principal and accrued interest to be forgiven based on continued employment at the rate of 50 percent at December 31, 1999 and the remaining 50 percent at
  December 31, 2000, otherwise payable in full upon terminating employment prior
  to such target dates...........................................................    350,000
                                                                                   ---------
                                                                                     672,000
Less--current portion............................................................   (497,000)
                                                                                   ---------
                                                                                   $ 175,000
                                                                                   ---------
                                                                                   ---------

5.  NOTE RECEIVABLE

    The note receivable is from a third party for the purchase of certain assets. The third party is also a vendor to the Company. The note is secured by the purchased assets and bears interest at an annual rate of 10 percent. The original maturity of the note was February 1999. The maturity has been extended but no specific date has been set. Management believes it will fully realize this receivable during 1999 through both cash receipts and offsets of purchases from this vendor.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

6.  BUILDING HELD FOR SALE

    On March 25, 1999, the Company completed the sale of the former 4Health, Inc. corporate facility. Key terms under the agreement are as follows:

    - Sales price of $2,350,000

    - Buyer assumes mortgage loan ($1,300,000 as of December 31, 1998)

    - Company holds a note receivable from Buyer for $458,000

Gains from the sale of this facility will be recorded in the results of operations in the first quarter of 1999.

7.  LINE OF CREDIT

    As of December 31, 1998, the Company had outstanding borrowing of $1,000,000 under a revolving line of credit with a bank. In February 1999, the outstanding balance was paid in full and the line was closed.

    On February 1, 1999, the Company obtained a new line of credit with a different bank. The line of credit agreement was subsequently amended in March 1999. Maximum borrowings under the amended line of credit are limited to $6,400,000 based on eligible accounts receivable and inventories. Borrowings under the line are secured by Company assets, and are also personally guaranteed by the Company's Chief Executive Officer up to $2.5 million. Borrowings under the line bear interest at an annual rate of either prime plus .25 percent or LIBOR plus 2.0 percent. The amended line of credit expires on June 30, 1999.

    Selected information regarding borrowing under prior line of credit agreements for 1998 follows:

Average amount outstanding......................................  $ 620,000
Maximum amount outstanding......................................  $1,500,000
Weighted average interest rate during the period................       8.4%

                          IRWIN NATURALS/4HEALTH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

8. LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1997 and 1998:

                                                       1997        1998
                                                    ----------  ----------
Note payable to a bank, secured by land and a
  building, bearing interest at an annual rate of
  8.25 percent, payable in monthly installments of
  principal and interest of approximately $11,000,
  due March 2002..................................  $1,327,000  $1,300,000
Notes payable to three individuals, unsecured,
  bearing interest at an annual rate of 6.0
  percent, payable in monthly installments of
  principal and interest of approximately $26,000,
  due June 2000...................................          --     451,000
                                                    ----------  ----------
                                                     1,327,000   1,751,000
  Less--current portion...........................     (29,000)   (328,000)
                                                    ----------  ----------
                                                    $1,298,000  $1,423,000
                                                    ----------  ----------
                                                    ----------  ----------

    In March 1999, the Company sold the building that was the underlying security for the note payable to the bank above. In connection with the sale, the Buyer assumed the related note payable (see Note 6). After subtracting the payments required under the note payable to the bank, the future principle payments under the remaining debt agreements as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,
------------------------------------------------------------------
1999..............................................................  $ 296,000
2000..............................................................    155,000
                                                                    ---------
                                                                    $ 451,000
                                                                    ---------
                                                                    ---------

9. INCOME TAXES

    From January 1, 1997 through June 30, 1998, Irwin Naturals had elected treatment as an S corporation under provisions of the Internal Revenue Code. Effective June 30, 1998, Irwin Naturals terminated its S corporation election and became a C corporation. As such, the actual taxes due by Irwin Naturals for the period from January 1, 1997 to June 30, 1998 are based on S corporation tax rates, which are substantially less than C corporation tax rates. As a result of the "pooling of interests" between Irwin Naturals and 4Health, Inc., the accompanying statements of operations for 1997 and 1998 reflect historical tax provisions which are a combination of both C corporation and S corporation tax rates. Because of the Irwin Natural's change in tax status, historical results of operations, including income taxes and earnings (loss) per share information may not, in all cases, be comparable to or indicative of current and future results. Therefore, the statements of operations for 1997 and 1998 also include unaudited pro forma provisions for income taxes and resulting unaudited pro forma net income (loss) and unaudited pro forma earnings (loss) per share information as if Irwin Naturals had been a C corporation during the period from January 1, 1997 to June 30, 1998.

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

9. INCOME TAXES (CONTINUED)
liabilities using the current marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

    Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 1997 and 1998, the Company had recorded valuation allowances.

    The components of the deferred income tax assets (liabilities) are as follows:

                                          DECEMBER 31,   DECEMBER 31,
                                              1997           1998
                                          ------------   ------------
Allowance for doubtful accounts.........  $     25,000   $    369,000
Inventory tax adjustment................       (24,000)        83,000
Inventory reserve.......................        71,000        186,000
Barter credits..........................            --        303,000
Warrants................................       107,000         52,000
Accrued liabilities.....................       164,000         33,000
NOL carryforwards.......................     5,642,000      2,817,000
Other...................................      (161,000)       (15,000)
                                          ------------   ------------
                                             5,824,000      3,828,000
Valuation allowance.....................    (5,642,000)    (3,828,000)
                                          ------------   ------------
                                          $    182,000   $         --
                                          ------------   ------------
                                          ------------   ------------

    At December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $7,876,000 and $4,660,000, respectively, expiring at various dates through 2012. Future use of these net operating loss carryforwards may be limited subject to certain provisions of the Internal Revenue Code.

    The components of the provision for income taxes for the period ended December 31 are as follows:

                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1996           1997           1998
                                          ------------   ------------   ------------
Federal.................................    $626,000       $(17,000)      $287,000
State...................................      94,000         (1,000)       131,000
                                          ------------   ------------   ------------
                                             720,000        (18,000)       418,000
                                          ------------   ------------   ------------
Deferred................................    (126,000)        18,000        182,000
                                          ------------   ------------   ------------
Provision for income taxes..............    $594,000       $     --       $600,000
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

9. INCOME TAXES (CONTINUED)
    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

                                            DECEMBER 31, 1996        DECEMBER 31, 1997       DECEMBER 31, 1998
                                          ----------------------  -----------------------  ----------------------
Income tax at statutory
federal rate............................  $(407,000)     (34.0)%  $(1,604,000)     (34.0)% $ 550,000       34.0 %
State income taxes......................    (43,000)      (3.6)     (236,000)      (5.0)     131,000        8.1
S corporation income not taxed at C
  corporation rates.....................         --         --      (765,000)     (16.2)    (374,000)     (23.1)
Permanent differences...................         --         --            --         --      156,000        9.6
Use of net operating loss
  carryforwards.........................         --         --            --         --     (332,000)     (20.5)
Change in valuation allowance...........    860,000       71.9     3,271,000       69.3      469,000       29.0
Short year tax provision................    149,000       12.4            --         --           --         --
Other items, net........................     35,000        2.9      (666,000)     (14.1)          --         --
                                          ---------      -----    ----------      -----    ---------      -----
                                          $ 594,000       49.6 %  $       --         -- %  $ 600,000       37.1 %
                                          ---------      -----    ----------      -----    ---------      -----
                                          ---------      -----    ----------      -----    ---------      -----

    The components of the unaudited pro forma provision for income taxes for 1997 and 1998 are as follows:

                                          DECEMBER 31,   DECEMBER 31,
                                              1997           1998
                                          ------------   ------------
Federal.................................   $  633,000     $  890,000
State...................................      114,000        271,000
                                          ------------   ------------
                                              747,000      1,161,000
                                          ------------   ------------
Deferred................................       18,000        184,000
                                          ------------   ------------
Pro forma provision
for income taxes........................   $  765,000     $1,345,000
                                          ------------   ------------
                                          ------------   ------------

    Differences between the unaudited pro forma provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

                                       DECEMBER 31, 1997       DECEMBER 31, 1998
                                    -----------------------  ----------------------
Income tax at statutory federal
  rate............................  $(1,604,000)     (34.0)% $ 550,000       34.0 %
State income taxes................    (236,000)      (5.0)     271,000       16.8
Permanent differences.............          --         --      372,000       22.9
Use of net operating loss
  carryforwards...................          --         --     (332,000)     (20.5)
Change in valuation allowance.....   3,271,000       69.3      484,000       29.9
Other, net........................    (666,000)     (14.1)          --         --
                                    ----------      -----    ---------      -----
                                    $  765,000       16.2 %  $1,345,000      83.1 %
                                    ----------      -----    ---------      -----
                                    ----------      -----    ---------      -----

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

10. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its facilities and certain property and equipment under long-term operating leases expiring at various dates through 2004. Future minimum lease payments as of December 31, 1998 are as follows:

                                                                                   OPERATING
YEAR ENDING DECEMBER 31,                                                             LEASES
--------------------------------------------------------------------------------  ------------
1999............................................................................  $    712,000
2000............................................................................       831,000
2001............................................................................       529,000
2002............................................................................       526,000
2003............................................................................       546,000
Thereafter......................................................................       281,000
                                                                                  ------------
                                                                                  $  3,425,000
                                                                                  ------------
                                                                                  ------------

    Total rental expense for the years ended December 31, 1996, 1997 and 1998 was approximately $246,000, $390,000 and $557,000, respectively.

    EMPLOYMENT CONTRACTS

    In August 1997, the Company entered into an employment agreement with its VP of Sales. Under the terms of the agreement, the annual base salary is a minimum of $70,000 through December 31, 2000.

    On June 30, 1998, the Company entered into a three-year employment contract with its Chief Executive Officer. Under the terms of the contract, the annual base salary is a minimum of $350,000, subject to review and possible increases at the discretion of the Board of Directors. In addition, a bonus is to be paid, in the form of cash, stock or both, based on an amount equal to two percent of earnings before taxes in excess of $6,000,000.

    On June 30, 1998, the Company entered into a three-year employment contract with its Chairman of the Board of Directors. Under the terms of the contract, the annual base salary is a minimum of $225,000, subject to review and possible increases at the discretion of the Board of Directors. In addition, a bonus is to be paid, in the form of cash, stock or both, based on an amount equal to two percent of earnings before taxes in excess of $6,000,000.

    In October 1998, the Company entered into a three-year employment agreement with its President. Under the terms of the agreement, the annual base salary is $250,000, increasing to $300,000 in the second and third years. In addition, a bonus is to be paid based on growth targets to be determined.

    ROYALTY AGREEMENTS

    The Company entered into a royalty agreement (the Agreement) that provides for royalties to be paid based on a percentage of net sales of certain products. The current term expires on April 30, 1999 and requires minimum royalties from January 1, 1999 to April 30, 1999 of $50,000.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has the option to renew the Agreement for two additional one-year terms. Under the renewal terms, the Company would guarantee minimum royalties as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1999..............................................................................  $  133,000
2000..............................................................................     233,000
2001..............................................................................      84,000
                                                                                    ----------
                                                                                    $  450,000
                                                                                    ----------
                                                                                    ----------

    LEGAL

    The Company has been named as defendant in various claims arising out of the normal course of business. In the opinion of management, the outcome of these claims will not have a material effect on the Company's financial position or results of operations.

11. SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    The Company has authorized 5,000,000 shares of Preferred Stock. Under the terms of the Article of Incorporation, the Board of Directors may issue Preferred Stock for any proper corporate purpose. In approving any issuance, the Board has broad authority to determine the rights, privileges, and preferences of the Preferred Stock, which may be issued as one or more classes or series. The rights, privileges and preferences may include voting, dividend, conversion, redemption, participation and liquidation rights. As of December 31, 1997 and 1998, no Preferred Stock is issued or outstanding.

    COMMON STOCK

    In September 1997, pursuant to a clause in a July 1996 merger agreement, 500,000 additional shares of common stock were issued to "pre-1996 merger" shareholders to realign the equity interests.

    WARRANTS

    In 1997, the Company entered into a three year consulting agreement with an investment banking firm. In consideration for the consulting services, the Company issued the investment banking firm warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share and additional warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. Both sets of warrants are exercisable for five years from the date of issuance. The Company recorded professional services expense of $275,000 and $388,000 in 1997 and 1998, respectively, in connection with the fair value of these warrants. As of December 31, 1998, all warrants were still outstanding.

    STOCK OPTIONS

    In 1996, the Company adopted the Long-Term Stock Incentive Plan (LTSIP). Under the terms of the LTSIP, the Company is authorized to issue incentive and non-qualified stock options to its directors,

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

11. SHAREHOLDERS' EQUITY (CONTINUED)
officers, key employees and consultants totaling up to 3,250,000 shares of common stock. At December 31, 1998, 406,470 shares are available for future grant under this plan. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire from two to seven years after the date of grant. Options granted under this plan vest over varying terms ranging from immediate vesting to seven years.

    In November 1998, the Company's Board of Directors approved a Stock Option Pool authorizing management of the Company to make discretionary grants up to 500,000 shares.

    In 1996, the Company adopted SFAS 123. Therefore, the following information is presented in accordance with the provisions of SFAS 123.

    A summary of the Company's outstanding options and activity follows:

                                                     DECEMBER 31, 1996        DECEMBER 31, 1997        DECEMBER 31, 1998
                                                  -----------------------  -----------------------  -----------------------
                                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                                    SHARES      AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE
                                                    UNDER      EXERCISE      UNDER      EXERCISE      UNDER      EXERCISE
                                                    OPTION       PRICE       OPTION       PRICE       OPTION       PRICE
                                                  ----------  -----------  ----------  -----------  ----------  -----------
OPTIONS OUTSTANDING,
  beginning of year.............................     275,355   $    4.57      866,103   $    4.35      742,643   $    4.57
  Granted.......................................   1,211,814        4.37      192,500        5.92    1,853,860        5.22
  Exercised.....................................    (172,622)       3.91     (186,396)       4.01      (38,341)       4.51
  Cancelled.....................................    (448,444)       4.93     (129,564)       6.00     (111,991)       5.46
                                                  ----------               ----------       -----   ----------       -----
OPTIONS OUTSTANDING,
  end of year...................................     866,103   $    4.35      742,643   $    4.57    2,446,171   $    5.01
                                                  ----------               ----------               ----------
                                                  ----------               ----------               ----------
Options exerciseable at end of year.............     498,478   $    4.01      585,516   $    4.24      675,253   $    4.49
                                                  ----------               ----------               ----------
                                                  ----------               ----------               ----------
Weighted average fair value of options granted
  during the year...............................               $    0.56                $    1.62                $    1.99
                                                                   -----                    -----                    -----
                                                                   -----                    -----                    -----

    The following table summarizes information about the options outstanding at December 31, 1998:

                       NUMBER       WEIGHTED     WEIGHTED   EXERCISABLE    WEIGHTED
                   OUTSTANDING AT    AVERAGE     AVERAGE         AT         AVERAGE
    RANGE OF        DECEMBER 31,    EXERCISE    REMAINING   DECEMBER 31,   EXERCISE
 EXERCISE PRICES        1998          PRICE        LIFE         1998         PRICE
-----------------  --------------  -----------  ----------  ------------  -----------
3$.32 - $5.00....      1,335,644    $    3.93    4.9 years      560,642    $    4.18
5$.50 - $8.00....      1,060,027    $    6.21    5.6 years      109,611    $    5.87
8$.44 - $8.75....         50,500    $    8.47    4.1 years        5,000    $    8.75
                   --------------                           ------------
                       2,446,171    $    5.01    5.2 years      675,253    $    4.49
                   --------------                           ------------
                   --------------                           ------------

    The Company has elected to continue to measure compensation costs associated with its stock option plan under APB No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of SFAS No. 123.

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

11. SHAREHOLDERS' EQUITY (CONTINUED)

    Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and computed pro forma net income (loss) and pro forma earnings (loss) per share amounts as follows for 1996, 1997 and 1998 as follows:

                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1996           1997           1998
                                                   -------------  -------------  ------------
Additional compensation expense..................  $   1,038,000  $     281,000   $  672,000
Pro forma net income (loss)......................     (2,829,000)    (4,998,000)     346,000
Pro forma earnings (loss) per share:
  Basic..........................................  $       (0.11) $       (0.18)  $     0.01
  Diluted........................................  $       (0.11) $       (0.18)  $     0.01

    These pro forma amounts were determined by computing the fair vale of each option on its grant date using the Black-Scholes option pricing model with the following assumptions:

                                                DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                    1996          1997            1998
                                                ------------  ------------  -----------------
Risk free interest rate.......................     5.60%         5.97%        4.34% - 5.55%
Expected life.................................   1.5 years     2.2 years       2 - 7 years
Volatility....................................     58.44%        60.68%          60.00%
Expected dividend yield.......................      None          None            None

12. RELATED PARTY TRANSACTIONS

    In 1996, a $50,000 note receivable from a shareholder was cancelled in exchange for 90,890 shares of the Company's common stock received from the shareholder.

    During 1996, the Company advanced the former Irwin Naturals shareholders $478,000. Of such amount, $382,000 was recorded as compensation for services in the accompanying statement of operations for 1996. The remaining $96,000 was repaid to the Company in 1997.

    From January 1, 1997 through June 30, 1998, the Company made distributions totaling $1,682,000 ($579,000 in 1997 and $1,103,000 in 1998) to the S
corporation shareholders of Irwin Naturals. These distributions were for tax liabilities to be paid by the S corporation shareholders attributable to their respective S corporation income.

    The Company has receivables from both its Chief Executive Officer and its President (see Note 4).

    In June and October 1998, the Company entered into employment agreements with the Chairman of the Board, Chief Executive Officer and President (see Note
10).

13. SUBSEQUENT EVENTS

    LINE OF CREDIT

    On February 1, 1999, the Company obtained a new $5,000,000 line of credit agreement (see Note 7).

                          IRWIN NATURALS/4HEALTH, INC.

                               DECEMBER 31, 1998

13. SUBSEQUENT EVENTS (CONTINUED)
    SALE OF BUILDING

    On March 25, 1999, the Company completed the sale of the former 4Health, Inc. corporate facility. In connection with this sale, the Buyer assumed the note payable secured by the facility (see Notes 6 and 8).

    HEALTH & VITAMIN EXPRESS ACQUISITION

    Effective February 15, 1999, the Company, through its newly formed wholly-owned subsidiary HealthZone.com, purchased the issued and outstanding shares of Health &Vitamin Express, Inc. (HVE). The purchase price is to be paid in shares of Company stock and is comprised of several components as follows:

    - Initial Shares--363,636 shares issued to Sellers of HVE ($6.25 per share at the closing)

    - Revenue Shares--Up to 272,727 shares issued to Sellers of HVE based upon certain revenue thresholds during first 42 months subsequent to February 15, 1999

    - Profit Shares--Up to 90,909 shares issued to Sellers of HVE based upon certain profit thresholds during the first seven years subsequent to February 15, 1999

    In addition, the Company is obligated to invest or contribute to the Internet operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999. If the Company fails to make the investments or contributions defined above, the Sellers of HVE will automatically receive the maximum allowable shares subject to issuance under the provisions of the Revenue and Profit Shares.

    INHOLTRA ACQUISITION

    Effective March 10, 1999, the Company purchased certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price totaled $13,250,000, of which $3,250,000 was paid in cash. The remaining $10,000,000 is payable through a promissory note secured by the acquired assets. The note bears interest at an annual rate of 8 percent and is due in full on June 10, 1999. The Seller's net assets at the acquisition date were approximately $2,000,000 (unaudited).

    In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two year agreement requires annual consulting fees of $60,000.

    The Company is currently seeking to raise additional financing to enable it to repay the $10,000,000 promissory note above. There can be no assurance that the Company will be able to secure additional financing at terms acceptable to the Company, if at all. If the Company is unable to repay the $10,000,000 promissory note, the Company may lose the acquired assets and a portion or all of the $3,250,000 initial investment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 18, 1998           IRWIN NATURALS/4HEALTH, INC.

                                By:            /s/ R. LINDSEY DUNCAN
                                     -----------------------------------------
                                                 R. Lindsey Duncan
                                               CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ R. LINDSEY DUNCAN
------------------------------  Chairman of the Board         April 18, 1999
R. Lindsey Duncan

/s/ KLEE IRWIN
------------------------------  Chief Executive Officer       April 18, 1999
Klee Irwin                        and Director

/s/ JONATHAN DIAMOND
------------------------------  Director                      April 18, 1999
Jonathan Diamond

/s/ JAMES JEFFS
------------------------------  Director                      April 18, 1999
James Jeffs

/s/ LOU MANCINI
------------------------------  President & Chief             April 18, 1999
Lou Mancini                       Operating Officer

/s/ DAN MARTIN
------------------------------  Chief Financial Officer       April 18, 1999
Dan Martin