Form 10-Q
period 1999-03-31
IRWIN NATURALS 4 HEALTH
filed 1999-05-25
CIK 857353

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  ----------------

                                     FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                         OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM     TO

                                  ----------------

                           Commission file number 0-18160

                            IRWIN NATURALS/4HEALTH, INC.
               (Exact name of registrant as specified in its charter)

                                  ----------------

          Utah                                          87-0468225
          ----                                          ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

                              10549 W. Jefferson Blvd.
                           Culver City, California  90232
                      (Address of principal executive offices)

                   Registrant's telephone number:  (310) 253-5305

                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes:             No: X
                                        ---             ---
SEE NOTE 3 TO THE FINANCIAL STATEMENTS

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of May 15, 1999 was 28,164,553.

                            Irwin Naturals/4Health, Inc.
                                 Index to Form 10-Q



PART I.   FINANCIAL INFORMATION                                                                       Page
Item 1.   Financial Statements:

          Condensed Balance Sheets as of March 31, 1999 and December 31, 1998 .......................   3

          Condensed Statements of Operations for Three Months Ended March 31, 1999 and 1998 .........   4

          Condensed Statements of Cash Flows for Three Months Ended
          March 31, 1999 and 1998 ...................................................................   5

          Notes to Condensed Financial Statements ...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................  13

Item 2.   Changes in Securities and Use of Proceeds..................................................

Item 3.   Defaults Upon Senior Securities............................................................

Item 6.   Exhibits and Reports on Form 8-K ..........................................................  14

          SIGNATURES ................................................................................  17

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF 4HEALTH" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            Irwin Naturals/4Health, Inc.
                              Condensed Balance Sheets



                                                                      March 31,          December 31,
                                                                    ------------         ------------
                                                                         1999                1998
                                                                    ------------         ------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                           $     56,000         $    426,000
Accounts receivable, net                                               6,476,000            6,023,000
Inventories                                                            2,948,000            2,855,000
Prepaid expenses and other                                               737,000              290,000
Current portion of receivables from officers and shareholder             504,000              497,000
Current portion of note receivable                                       109,000               99,000
                                                                    ------------         ------------
   Total current assets                                               10,830,000           10,190,000

BUILDING HELD FOR SALE                                                         0            1,521,000
PROPERTY AND EQUIPMENT, NET                                              529,000              627,000
INTANGIBLE ASSETS                                                     16,662,000              519,000
OTHER ASSETS                                                             178,000               55,000
RECEIVABLE FROM OFFICERS AND SHAREHOLDER                                 132,000              175,000
NOTES RECEIVABLE                                                         447,000                    0
                                                                    ------------         ------------
   Total assets                                                     $ 28,778,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $  3,817,000         $  2,637,000
Accrued liabilities                                                    1,161,000              942,000
Line of credit                                                         4,088,000            1,000,000
Notes payable                                                            378,000              328,000
Acquisition debt                                                      10,000,000                    0
Income and other taxes payable                                           445,000              438,000
Customer deposits                                                        450,000              450,000
                                                                    ------------         ------------
   Total current liabilities                                          20,339,000            5,795,000

LONG-TERM DEBT, net of current portion                                         0            1,423,000

STOCKHOLDERS' EQUITY

Common stock                                                             283,000              279,000
Additional paid in capital                                            16,784,000           14,333,000
Treasury stock                                                           (50,000)             (50,000)
Accumulated deficit                                                   (8,578,000)          (8,693,000)
                                                                    ------------         ------------
   Total stockholders' equity                                          8,439,000            5,869,000

                                                                    ------------         ------------
Total liabilities and stockholders' equity                            28,778,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------



                    See notes to condensed financial statements

                            Irwin Naturals/4Health, Inc.
                        Condensed Statements of Operations
                                    (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                        -----------------------------
                                           1999              1998
                                        -----------       -----------
Net Sales                               $ 7,921,000       $ 8,746,000
Cost of goods sold                        3,777,000         3,639,000
                                        -----------       -----------
Gross margin                              4,144,000         5,107,000

Operating Expenses
  Sales and marketing                     1,556,000         1,632,000
  General and administrative              2,884,000         1,865,000

Total operating expenses                  4,440,000         3,497,000
                                        -----------       -----------

Net income (loss) from operations         (296,000)         1,610,000
Other (expense) income, net                 411,000            (7,000)
                                        -----------       -----------

Net income (loss) before income             115,000         1,603,000
  Taxes

Income tax (benefit)  ***                         0          (34,000)
                                        -----------       -----------

NET INCOME (LOSS)                           115,000         1,637,000
                                        -----------       -----------
                                        -----------       -----------

Net income (loss) per common                   .004               .06
  share - basic and diluted
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000         2,728,000
  outstanding - basic
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,273,000        27,868,000
  outstanding - diluted
                                        -----------       -----------
                                        -----------       -----------


                    See notes to condensed financial statements.

                            Irwin Naturals/4Health, Inc.
                         Condensed Statements of Cash Flows
                                    (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1999            1998
                                                      -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $   115,000      1,637,000
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                          211,000         78,000
   Bad debt expense                                             0          8,000
   Loss on disposal of assets                            (481,000)         1,000
   Issuance of warrants                                    97,000         97,000

Increase (decrease) in:
   Accounts receivable                                   (476,000)       120,000
   Inventory                                              (59,000)      (168,000)
   Prepaid expenses and other assets                     (563,000)      (102,000)
   Deferred income tax assets                                   0          8,000

(Increase) decrease in:
   Accounts payable                                     1,448,000        (84,000)
   Accrued interest payable                                     0         (8,000)
   Accrued liabilities                                   (625,000)      (271,000)
   Taxes payable                                            1,000         25,000
   Deferred income tax liability                                0        (42,000)
                                                      -----------    -------------
Net cash provided by (used in) operating activities      (332,000)     1,299,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                               (110,000)       (61,000)
  Proceeds from assets dispositions                    (3,385,000)             0
  Proceeds from notes receivable                          377,000              0
                                                      -----------    -------------
Net cash used in investing activities                  (3,118,000)       (61,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                              85,000          5,000
   Borrowings on short-term debt                        3,088,000      2,674,000
   Repayments on short-term borrowings                          0     (2,974,000)
   Repayments on long-term borrowings                     (74,000)        (7,000)
   Distributions to shareholders                                0       (321,000)
                                                      -----------    -------------
Net cash (used in) provided by financing activities     3,099,000       (623,000)
                                                      -----------    -------------

NET INCREASE (DECREASE) IN CASH                          (351,000)       615,000

CASH AND CASH EQUIVALENTS, at beginning of period         407,000        637,000
                                                      -----------    -------------

CASH AND CASH EQUIVALENTS, at end of period                56,000      1,252,000
                                                      -----------    -------------
                                                      -----------    -------------

                   See notes to condensed financial statements.

                            Irwin Naturals/4Health, Inc.
                      Notes to Condensed Financial Statements
                                   March 31, 1999
                                    (Unaudited)


Note 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect the results of operations for Irwin Naturals/4 Health, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.


Note 2.   RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in the fourth quarter of fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The company will be required to adopt SFAS No. 133 no later than January 1, 2000. The Company had not entered into any derivative financial instruments as of March 31, 1999. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

Note 3.   ACQUISITIONS

HEALTH & VITAMIN EXPRESS INC.
On February 15, 1999, the Company acquired Health & Vitamin Express, Inc.
(HVE) by way of merger into, its newly formed wholly owned subsidiary HealthZone.com. The purchase consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price of $2,880,000 over the fair value of net assets acquired has been allocated to goodwill and is being amortized over 15 years. The Company is in the process of gathering the financial statement information for the acquired Company and will file such information in an amended form 8-K when it is available.

In addition to the 363,636 shares issued upon acquisition, the Company may contingently issue to the former shareholders of HVE (i) up to 272,727 shares of the Company's common stock based upon certain revenue thresholds during first 42 months subsequent to February 15, 1999 (the "Revenue" shares), and (ii) up to 90,909 shares of the Company's common stock based upon certain profit thresholds during the first seven years subsequent to February 15, 1999 (the "Profit" shares). The Company has the right to repurchase up to 65% of the shares issued for a period of one (1) year following the date of issuance at a purchase price of $13.75 per share (the "Repurchase Price"). The repurchase price may be adjusted if upon repurchase the closing bid price of the Company's common stock as quoted on the Nasdaq National Market System exceeds $20 per share (the "Market Price"), the Company will pay to the sellers 50% of the difference between the Market Price and $20 per share. Furthermore, in the event Revenue and Profit shares are issued because of a funding failure, the repurchase price shall be reduced to $9.63 per share. The Company has granted to the Sellers certain "demand registration rights" and "piggyback registration rights" on these shares, if issued, in the event the Company undertakes a sale of its securities to the public.

In addition, the Company is obligated to invest or contribute to HVE operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999. If the Company fails to make the investments or contributions defined above, the Sellers of HVE will automatically receive the maximum allowable shares subject to issuance under the provisions of the Revenue and Profit Shares. The Company is currently prohibited by its existing credit facility of making such investments or contributions (Note 5).

INHOLTRA ACQUISITION
On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc.,and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price consisted of the payment of $3,250,000 in cash at closing, and the issuance of a $10,000,000 90 day promissory note secured by the acquired assets. The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. The Company is in the process of gathering the financial statement information for the acquired Company and will file such information in an amended form 8-K when it is available.

The promissory note bears interest at an annual rate of 8 percent per annum, and is due in full on June 10, 1999. The Company is currently seeking to raise additional financing to enable it to repay the $10,000,000 promissory note. There can be no assurance that the Company will be able to secure additional financing at terms acceptable to the Company, if at all. If the Company is unable to repay the $10,000,000 promissory note, the Company may lose the acquired assets and a portion or all of the $3,250,000 initial investment. In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two-year agreement requires annual consulting fees of $60,000.

Note 4.   BUILDING HELD FOR SALE

On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 exiting first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $458,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,625, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the first quarter of 1999 include a gain of $484,000 that resulted from the sale of this Property.

Note 5.   LINE OF CREDIT

As of December 31, 1998, the Company had outstanding borrowings of $1,000,000 under a revolving line of credit with a bank. In February 1999, the outstanding balance was paid in full and the line was closed. On February 1, 1999, the Company obtained a new line of credit with a different bank. The line of credit agreement was subsequently amended in March 1999, and then again on May 9, 1999. Maximum borrowings under the amended line of credit are limited to $5,000,000 based on eligible accounts receivable and inventories. Borrowings under the line are secured by Company assets, and are also personally guaranteed by the Company's former Chief Executive Officer up to $2.5 million. Borrowings under the line bear interest at an annual rate of either prime plus .25 percent or LIBOR plus 2.0 percent. The amended line of credit expires on June 30, 1999. As of March 31, 1999, the maximum available under the borrowing limitations at that date was $4,474,000, of which $4,088,184 had been borrowed.

The line of credit agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios and minimum tangible net worth, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The assumption by the Company of certain notes payable in connection with the HVE acquisition (Note 3) constituted a violation of the covenants of the line of credit agreement. The Company requested and received a waiver from the Bank related to this covenant violation. The Bank also advised the Company that providing future funding to HVE would further violate the loan agreement, and that the Bank would not waive any such violation. The Company was not in compliance with certain other covenants as of March 31, 1999, and expects to be out of compliance until the Company obtains an equity infusion, extinguishes certain outstanding debt or further modifies the covenants. The Bank has informed the Company that it is not intending to extend the maturity date of the loan beyond June 30, 1999, and accordingly, the Company is in the process of seeking replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company, or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Irwin Naturals/4Health, Inc. (the Company) is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores.

On February 15, 1999, the Company acquired Health & Vitamin Express, Inc., an on-line retailer of health products. On March 10, 1999, the Company acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural, Ltd.

Results of Operations

Revenues for the three-month period ended March 31, 1999 were $7,943,230, a decrease of $862,949 as compared to revenues of $8,806,179 in the corresponding period in 1998.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company experienced negative cash flow from operations of $351,000, and utilized another $3,118,000 for investing activities, of which $3,250,000 was used for an acquisition. To finance the above, the Company borrowed an additional $3,088,000 under its existing credit facilities, issued $10,000,000 in a note payable and 363,363 shares of the Company's common stock.

The company has available a line of credit with a bank that allows a maximum borrowing to $5,000,000 based on eligible accounts receivable and inventories. Borrowings under the line are secured by Company assets, and are also personally guaranteed by the Company's former Chief Executive Officer up to $2.5 million. Borrowings under the line bear interest at an annual rate of either prime plus .25 percent or LIBOR plus 2.0 percent. The line of credit expires on June 30, 1999. As of March 31, 1999, the maximum available under the borrowing limitations at that date was $4,474,000, of which $4,088,184
had been borrowed.   The line of credit agreement contains certain financial
and other covenants or restrictions, including the maintenance of certain financial ratios and minimum tangible net worth, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The assumption by the Company of certain notes payable in connection with the HVE acquisition constituted a violation of the covenants of the line of credit agreement. The Company requested and received a waiver from the Bank related to this covenant violation. The Bank also advised the Company that providing future funding to HVE would further violate the loan agreement, and that the Bank would not waive any such violation. The Company was not in compliance with certain other covenants as of March 31, 1999, and expects to be out of compliance until the Company obtains an equity infusion, extinguishes certain outstanding debt or further modifies the covenants. The Bank has informed the Company that it is not intending to extend the maturity date of the loan beyond June 30, 1999.

The Company is also indebted on a $10,000,000 promissory note incurred in connection with the acquisition of certain assets and liabilities from Inholtra that is due and payable in full on June 10, 1999. In addition, the Company is obligated to invest or contribute to its HVE operations $10,000,000 during the 36 months subsequent to February 15, 1999. The Company is currently prohibited by its existing credit facility of making such investments or contributions. If the Company fails to make the investments or contributions, the Company may be obligated to issue up to 363,636 additional shares of the Company's common stock to the seller.

The Company is in the process of seeking replacement financing for these notes, loans and obligations and has engaged an investment-banking firm to seek such financing. There can be no assurances that such financing will be available on terms satisfactory to the Company, or at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company has primarily funded its operations to date through internally generated capital or bank financing. The company's future capital requirements, beyond the immediate need to obtain replacement financing for its existing debt, will depend on many factors, including the nature and timing of orders from customers, collection of account on trade sales, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

Year 2000 Disclosure

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. Most significant Company systems are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases. The failure of any customer or vendor to comply with Y2K is not expected to have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $20,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company had no interest in investments subject to market risk during the period covered by this report.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time the company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on Irwin Naturals/4Health's business or results of operations.

Item 2.   Changes in Securities and use of Proceeds

     In connection with the acquisition of HVE, on February 15, 1999, the Company issued 363,636 restricted shares of common stock to three individuals, who qualified as accredited investors, in a transaction intended to qualify for the exception from registration under the Securities Act of 1933, as amended, by Sections 4(2) and 3(b) thereof and Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities

     See Part I, Item 2 and Note 5 to the Company's financial statements for a discussion of the Company's failure to meet certain covenants under its bank line of credit.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  EXHIBIT INDEX 27. Financial Data Schedule

     (b) A report on Form 8-K was filed March 4, 1999 regarding the acquisition of the common stock of Health & Vitamin Express, Inc.

          A report on Form 8-K was filed March 24, 1999 regarding the acquisition certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc.,and Inholtra Natural, Ltd.

                                    Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Irwin Naturals/4Health, Inc.

 Dated: May 21, 1999                 By:   /s/ Lindsey Duncan
                                           -------------------------------
                                           Lindsey Duncan
                                           Chairman of the Board

 Dated: May 21, 1999                 By:   /s/ Dan Martin
                                           -------------------------------
                                           Dan Martin
                                           Chief Financial Officer and
                                           Secretary