Form 10-Q/A
period 1999-03-31
IRWIN NATURALS 4 HEALTH
filed 1999-05-25
CIK 857353

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

                            Irwin Naturals/4Health, Inc.
                                 Index to Form 10-Q



PART I.   FINANCIAL INFORMATION                                                                       Page
Item 1.   Financial Statements:

          Condensed Balance Sheets as of March 31, 1999 and December 31, 1998 .......................   3

          Condensed Statements of Operations for Three Months Ended March 31, 1999 and 1998 .........   4

          Condensed Statements of Cash Flows for Three Months Ended
          March 31, 1999 and 1998 ...................................................................   5

          Notes to Condensed Financial Statements ...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................  12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................  12

Item 2.   Changes in Securities and Use of Proceeds..................................................  12

Item 3.   Defaults Upon Senior Securities............................................................  12

Item 6.   Exhibits and Reports on Form 8-K ..........................................................  12

          SIGNATURES ................................................................................  13

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            Irwin Naturals/4Health, Inc.
                              Condensed Balance Sheets



                                                                      March 31,          December 31,
                                                                    ------------         ------------
                                                                         1999                1998
                                                                    ------------         ------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                           $     56,000         $    426,000
Accounts receivable, net                                               6,476,000            6,023,000
Inventories                                                            2,948,000            2,855,000
Prepaid expenses and other                                               737,000              290,000
Current portion of receivables from officers and shareholders            504,000              497,000
Current portion of note receivable                                       109,000               99,000
                                                                    ------------         ------------
   Total current assets                                               10,830,000           10,190,000

Building held for sale                                                         0            1,521,000
Property and equipment, net                                              529,000              627,000
Intangible assets                                                     16,662,000              519,000
Other assets                                                             178,000               55,000
Receivable from officers and shareholders                                132,000              175,000
Notes receivable                                                         447,000                    0
                                                                    ------------         ------------
   Total assets                                                     $ 28,778,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $  3,817,000         $  2,637,000
Accrued liabilities                                                    1,161,000              942,000
Line of credit                                                         4,088,000            1,000,000
Notes payable                                                            378,000              328,000
Acquisition debt                                                      10,000,000                    0
Income and other taxes payable                                           445,000              438,000
Customer deposits                                                        450,000              450,000
                                                                    ------------         ------------
   Total current liabilities                                          20,339,000            5,795,000

LONG-TERM DEBT, net of current portion                                         0            1,423,000

STOCKHOLDERS' EQUITY

Common stock                                                             283,000              279,000
Additional paid in capital                                            16,784,000           14,333,000
Treasury stock                                                           (50,000)             (50,000)
Accumulated deficit                                                   (8,578,000)          (8,693,000)
                                                                    ------------         ------------
   Total stockholders' equity                                          8,439,000            5,869,000

                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 28,778,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------



                    See notes to condensed financial statements

                            Irwin Naturals/4Health, Inc.
                        Condensed Statements of Operations
                                    (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                        -----------------------------
                                           1999              1998
                                        -----------       -----------
Net Sales                               $ 7,921,000       $ 8,746,000
Cost of goods sold                        3,777,000         3,639,000
                                        -----------       -----------
Gross margin                              4,144,000         5,107,000

Operating Expenses
  Sales and marketing                     1,556,000         1,632,000
  General and administrative              2,884,000         1,865,000
                                        -----------       -----------

Total operating expenses                  4,440,000         3,497,000
                                        -----------       -----------

Net income (loss) from operations          (296,000)        1,610,000
Other (expense) income, net                 411,000            (7,000)
                                        -----------       -----------

Net income before income                    115,000         1,603,000
  taxes

Income tax (benefit)                              0          (34,000)
                                        -----------       -----------

NET INCOME                                  115,000         1,637,000
                                        -----------       -----------
                                        -----------       -----------

Net income per common                   $      .004       $       .06
  share - basic and diluted
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000        27,728,000
  outstanding - basic
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,273,000        27,868,000
  outstanding - diluted
                                        -----------       -----------
                                        -----------       -----------


The following unaudited proforma information sets forth the Company's consolidated revenues, net income (loss) and net earnings (loss) per share for the three months ended March 31, 1999 and 1998 after giving pro forma effect to the February 15, 1999 acquisition of Health & Vitamin Express, Inc. had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.


                                Three Months Ended March 31,
                               ------------------------------
                                1999                   1998
                               -------                ------
Revenue                        $8,044,000             $8,927,000
Net income (loss)                  (3,000)             1,617,000
Earnings (loss) per share              (0)                  (.06)


                    See notes to condensed financial statements.

                            Irwin Naturals/4Health, Inc.
                         Condensed Statements of Cash Flows
                                    (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1999            1998
                                                      -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $   115,000      1,637,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                          211,000         78,000
   (Gain) Loss on disposal of assets                     (481,000)         1,000
   Issuance of warrants                                    97,000         97,000

(Increase) decrease in:
   Accounts receivable                                   (453,000)       128,000
   Inventory                                              (93,000)      (168,000)
   Prepaid expenses and other assets                   (1,153,000)      (102,000)

Increase (decrease) in:
   Accounts payable                                     1,180,000        (84,000)
   Accrued liabilities                                    219,000       (279,000)
   Taxes payable                                            7,000         (9,000)
                                                      -----------    -------------
Net cash provided by (used in) operating activities      (332,000)     1,299,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                               (110,000)       (61,000)
  Purchase of intangible assets                        (3,385,000)             0
  Proceeds from asset dispositions                        377,000              0
                                                      -----------    -------------
Net cash used in investing activities                  (3,118,000)       (61,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                              85,000          5,000
   Borrowings (repayments) on short-term debt           3,088,000       (300,000)
   Repayments on long-term borrowings                     (74,000)        (7,000)
   Distributions to shareholders                                0       (321,000)
                                                      -----------    -------------
Net cash (used in) provided by financing activities     3,099,000       (623,000)
                                                      -----------    -------------

NET INCREASE (DECREASE) IN CASH                          (370,000)       615,000

CASH AND CASH EQUIVALENTS, at beginning of period         426,000        637,000
                                                      -----------    -------------

CASH AND CASH EQUIVALENTS, at end of period                56,000      1,252,000
                                                      -----------    -------------
                                                      -----------    -------------

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

Note 4.   BUILDING HELD FOR SALE

On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 exiting first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $458,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,625, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the first quarter of 1999 include a gain of $481,000 that resulted from the sale of this Property.

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

The line of credit agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios and minimum tangible net worth, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The acquisitions by the Company of HVE and Inholtra (Note 3) and the assumption of certain liabilities in connection with these acquisitions violated certain covenants under the Bank credit line. The Company requested and received a waiver from the Bank related to certain, but not all, covenant violations. Although the HVE acquisition did not require bank funding (since the consideration was paid in Company stock), the Inholtra acquisition required cash funding at closing under the credit line of $3.25 million. This funding, combined with the required June 10, 1999 payment of an additional $10.0 million would exceed the Company's collateral based credit facility. As a result, the Bank has informed the Company that it does not intend to extend the maturity date of the loan beyond June 30, 1999.

The Company was not in compliance with certain other covenants under its Bank credit line as of March 31, 1999, and expects to be out of compliance until the Company obtains an equity infusion, extinguishes or refinances certain outstanding debt or further modifies the covenants.

Given the June 30, 1999 expiration date of the Company's credit facility, the Company is in the process of seeking replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company, if at all.

Note 6.   COMPREHENSIVE INCOME

Effective for fiscal years beginning after December 15, 1997, the Company implemented Statement for Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive Income and Net Income, as reported, is the same for the three months ended March 31, 1999 and 1998.

Note 7.   EARNINGS PER SHARE

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


                                                              Three months ended March 31,
                                                        (in thousands, except per share amounts)
                                              ------------------------------------------------------------
                                                          1999                            1998
                                              ------------------------------------------------------------
                                                                      Per                             Per
                                              Income     Shares      Share     Income     Shares     Share
                                              ------------------------------------------------------------
Net income                                     $115      28,040                 $1,637    27,728
Basic EPS                                                            $0.00                           $0.06
Effect of diluted securities:
  Stock warrants and options outstanding                    233                              140
                                              ------------------------------------------------------------
Net income                                     $115      28,273      $0.00      $1,637    27,868     $0.06
Diluted EPS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEE THE DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS ABOVE.

Results of Operations

COMPARISON OF FIRST QUARTER 1999 TO 1998

     Net sales for the three months ended March 31, 1999, decreased by $825 thousand to $7.921 million from $8.746 million for the same quarterly period a year ago. These results included a reduction of $852 thousand of a single opportunistic product launched in 1998 that enjoyed strong first quarter sales in 1998. During the first quarter of 1999, sales of this product have stabilized at a lower level. In addition, International Sales decreased by $371 thousand primarily due to the relatively stagnant economic climate in the Far East and Russia. Most other sectors remained relatively stable.

     Gross profits decreased by $963 thousand, or 18.8%, to $4.14 million during the first quarter of 1999, down from $5.107 million for the same quarter of 1998. $547 thousand of this decrease was attributable to single product previously described as a significant contributor to decreased sales. The balance of the decrease was primarily related to lower sales levels in the International division. Gross profit expressed as a percentage of net sales decreased to 52.3% for the quarter ended March 31, 1999 from 59.07% in the same period a year ago. The decrease was primarily attributable to Sales Mix, Pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, and lower than normal margins experienced on sales through HVE.

     Total operating expenses for the quarter ending March 31, 1999 increased $943 thousand, or 27%, to $4.44 million from $3.5 million for the same quarter in 1998. In addition, operating expenses expressed as a percentage of net sales increased to 56.1% for the first quarter of 1999 an increase from 40.0% experienced in the same quarter one year ago. Sales and Marketing expenses decreased by $116 thousand to $1.556 million during the first quarter of 1999 from $1.672 million for the same period one year earlier reflecting the elimination of redundant sales and marketing labor related costs in the newly combined organization. Included in the first quarter 1999 sales and marketing expenses was a non-recurring Co-op Advertising charge of $150 thousand, and HVE related sales and marketing of $50 thousand. General and Administrative expenses increased by $1.06 million to $2.884 million during the three months ended March 31, 1999 when compared to $1.825 million for the comparable period one year ago. $515 thousand of this increase was attributable to reserves established for potential bad debts. An additional $56 thousand of the increase was relative to amortization on the assets associated with the Inholtra and HVE acquisitions. Other expense increases included one-time legal expenses of $74 thousand during the first quarter of 1999 coupled with excess insurance and property tax expenses of $65 thousand associated with redundant facilities that will be eliminated in future periods. The remainder of the difference was a result of excess consulting, temporary, audit, and professional fees amounting to $160 thousand associated with improving infrastructure and with acquisition integration, plus $161 thousand of expenses associated with the HVE operation.

     Other Income for the period ending March 31, 1999 included $481 thousand related to a one-time gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

     Interest expense increased to $75 thousand in the first quarter 1999 from $4 thousand during the first quarter of 1998. The reason for this increase was the utilization of the Company's line of credit in 1999.

     The Company reported a net income before taxes of $115 thousand, or $0.004 per share, for the three months ended March 31, 1999 compared to net income of $1.64 million, or $0.06 per share, for the three months ended March 31, 1998. These results include ($206 thousand) net loss for the quarter ended March 31, 1999 for HVE.

     No provision for income taxes was recorded for the three months ended March 31, 1999, as the income as stated was offset by a combination of Net Operating Loss Carryforwards and tax versus book timing differences.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company experienced negative cash flow from operations of $332,000, and utilized another $3,118,000 for investing activities, of which $3,250,000 was used for an acquisition. To finance the above, the Company borrowed an additional $3,088,000 under its existing credit facilities, issued $10,000,000 in a note payable and 363,363 shares of the Company's common stock.

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