Form 10-Q/A
period 1999-03-31
IRWIN NATURALS 4 HEALTH
filed 1999-06-09
CIK 857353

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  ----------------

                                   FORM 10-Q\A

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

                            Irwin Naturals/4Health, Inc.
                                 Index to Form 10-Q



PART I.   FINANCIAL INFORMATION                                                                       Page
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 ..........   3

          Condensed Consolidated Statements of Operations for Three Months Ended
           March 31, 1999 and 1998 ..................................................................   4

          Condensed Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 1999 and 1998 ..................................................................   5

          Notes to Condensed Consolidated Financial Statements ......................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................  12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................  12

Item 2.   Changes in Securities and Use of Proceeds..................................................  12

Item 3.   Defaults Upon Senior Securities............................................................  12

Item 6.   Exhibits and Reports on Form 8-K ..........................................................  12

          SIGNATURES ................................................................................  13

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            Irwin Naturals/4Health, Inc.
                       Condensed Consolidated Balance Sheets



                                                                      March 31,          December 31,
                                                                    ------------         ------------
                                                                         1999                1998
                                                                    ------------         ------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                           $     56,000         $    426,000
Accounts receivable, net                                               6,176,000            6,023,000
Inventories                                                            2,948,000            2,855,000
Prepaid expenses and other                                               737,000              290,000
Current portion of receivables from officers and shareholders            504,000              497,000
Current portion of note receivable                                       109,000               99,000
                                                                    ------------         ------------
   Total current assets                                               10,530,000           10,190,000

Building held for sale                                                         0            1,521,000
Property and equipment, net                                              529,000              627,000
Intangible assets                                                     16,662,000              519,000
Other assets                                                             178,000               55,000
Receivable from officers and shareholders                                132,000              175,000
Notes receivable                                                         447,000                    0
                                                                    ------------         ------------
   Total assets                                                     $ 28,478,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $  3,817,000         $  2,637,000
Accrued liabilities                                                    1,161,000              942,000
Line of credit                                                         4,088,000            1,000,000
Notes payable                                                            378,000              328,000
Acquisition debt                                                      10,000,000                    0
Income and other taxes payable                                           445,000              438,000
Customer deposits                                                        450,000              450,000
                                                                    ------------         ------------
   Total current liabilities                                          20,339,000            5,795,000

LONG-TERM DEBT, net of current portion                                         0            1,423,000

STOCKHOLDERS' EQUITY

Common stock                                                             283,000              279,000
Additional paid in capital                                            16,784,000           14,333,000
Treasury stock                                                           (50,000)             (50,000)
Accumulated deficit                                                   (8,878,000)          (8,693,000)
                                                                    ------------         ------------
   Total stockholders' equity                                          8,139,000            5,869,000

                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 28,478,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------



               See notes to condensed consolidated financial statements

                            Irwin Naturals/4Health, Inc.
                  Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                        -----------------------------
                                           1999              1998
                                        -----------       -----------
Net Sales                               $ 7,921,000       $ 8,746,000
Cost of goods sold                        3,777,000         3,639,000
                                        -----------       -----------
Gross margin                              4,144,000         5,107,000

Operating Expenses
  Sales and marketing                     1,556,000         1,632,000
  General and administrative              3,184,000         1,865,000
                                        -----------       -----------

Total operating expenses                  4,740,000         3,497,000
                                        -----------       -----------

Net income (loss) from operations          (596,000)        1,610,000
Other (expense) income, net                 411,000            (7,000)
                                        -----------       -----------

Net income (loss) before income            (185,000)        1,603,000
  taxes

Income tax (benefit)                              0           (34,000)
                                        -----------       -----------

NET INCOME (LOSS)                          (185,000)        1,637,000
                                        -----------       -----------
                                        -----------       -----------

Net income per common                   $      (.01)      $       .06
  share - basic and diluted
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000        27,728,000
  outstanding - basic
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000        27,868,000
  outstanding - diluted
                                        -----------       -----------
                                        -----------       -----------



             See notes to condensed consolidated financial statements.

                            Irwin Naturals/4Health, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1999            1998
                                                      -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $  (185,000)    $1,637,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                          190,000         78,000
   (Gain) Loss on disposal of assets                     (481,000)         1,000
   Issuance of warrants                                    97,000         97,000

(Increase) decrease in:
   Accounts receivable                                   (153,000)       128,000
   Inventory                                              (93,000)      (168,000)
   Prepaid expenses and other assets                     (629,000)      (102,000)

Increase (decrease) in:
   Accounts payable                                       699,000        (84,000)
   Accrued liabilities                                    119,000       (279,000)
   Taxes payable                                            7,000         (9,000)
                                                      -----------    -------------
Net cash provided by (used in) operating activities      (429,000)     1,299,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                               (206,000)       (61,000)
  Acquisition of Inholtra                              (3,250,000)             0
  Proceeds from asset dispositions                        479,000              0
                                                      -----------    -------------
Net cash used in investing activities                  (2,977,000)       (61,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                              85,000          5,000
   Repayments of old line of credit                    (1,000,000)      (300,000)
   Borrowings on existing line of credit                4,088,000
   Repayments on long-term borrowings                    (173,000)        (7,000)
   Decrease in notes from officers                         36,000
   Distributions to shareholders                                0       (321,000)
                                                      -----------    -------------
Net cash (used in) provided by financing activities     3,036,000       (623,000)
                                                      -----------    -------------

NET INCREASE (DECREASE) IN CASH                          (370,000)       615,000

CASH AND CASH EQUIVALENTS, at beginning of period         426,000        637,000
                                                      -----------    -------------

CASH AND CASH EQUIVALENTS, at end of period           $    56,000     $1,252,000
                                                      -----------    -------------
                                                      -----------    -------------


Supplement schedule of non-cash investing and financing activities for the Quarter ended March 31, 1999;

A note receivable of $458,000 was received by the Company and Long-term debt of $1,300,000 was assumed by the buyer in connection with sale of the Company's facility in Boulder, Colorado.

Short-term debt of $10,000,000 was incurred by the Company relating to the acquisition of certain assets and liabilities of Inholtra, Ltd.

Debt of $571,000 was assumed and 363,636 shares of the Company's common stock valued at $2,273,000 was issued upon the acquisition of the issued and outstanding common shares of Health & Vitamin Express, Inc.

               See notes to condensed consolidated financial statements.

                            Irwin Naturals/4Health, Inc.
                 Notes to Condensed Consolidated Financial Statements
                                   March 31, 1999
                                    (Unaudited)


Note 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Irwin Naturals/4 Health, Inc., and its wholly owned subsidiary, HealthZone.com and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 1998.

Note 2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The company will be required to adopt SFAS No. 133 no later than January 1, 2001. The Company had not entered into any derivative financial instruments as of March 31, 1999. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

Note 3.   ACQUISITIONS

HEALTH & VITAMIN EXPRESS INC. On February 15, 1999, the Company acquired Health & Vitamin Express, Inc. (HVE). The purchase consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price of $2,880,000 over the fair value of net assets acquired has been allocated to goodwill and is being amortized over 15 years. HVE has been merged into the Company's newly formed subsidiary, HealthZone.com (HZ).

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

In addition, the Company is obligated to invest or contribute to HZ operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999. If the Company fails to make the investments or contributions defined above, the Sellers of HVE will automatically receive the maximum allowable shares subject to issuance under the provisions of the Revenue and Profit Shares. The Company is currently prohibited by its existing credit facility of making such investments or contributions (Note 5).

On April 19, 1999 the Company and Klee Irwin, the Company's former Chief Executive Officer, entered into an agreement whereby Mr. Irwin agreed to: i) assume all of the Company's obligations to issue the Revenue and Profit shares, and ii) reimburse and indemnify the Company for any losses, costs and expenses incurred by HVE and in connection with the establishment of the Healthzone.com subsidiary, from 1,600,000 shares of Company common stock he currently owns.

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


                                Three Months Ended March 31,
                               ------------------------------
                                1999                   1998
                               -------                ------
Revenue                        $8,044,000             $8,927,000
Net income (loss)                (305,000)             1,617,000
Earnings (loss) per share            (.01)                   .06


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

The following unaudited pro forma information sets forth the Company's consolidated revenues, net income and net earnings per share for the three months ended March 31, 1999 and 1998 after giving pro forma effect to the March 10, 1999 acquisition of Inholtra had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.


                            Three Months Ended March 31,
                            ----------------------------
                            1999                    1998
                            ----                    ----

Revenues                    3,651,000              8,960,000
Net Income                     24,000              1,594,000
Earnings per share                .00                    .06


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

Note 4.   BUILDING HELD FOR SALE

On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 exiting first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $458,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,687, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the first quarter of 1999 include a gain of $481,000 that resulted from the sale of this Property.

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

On June 4, 1999, the Company executed a formal commitment letter with a lending institution that will provide up to twenty million dollars of financing to the Company. The facility will consist of a $13 million term loan and a $7 million revolving line of credit subject to borrowing base availability and compliance with certain financial and other covenants and agreements. The facility will be secured by substantially all the assets of the Company. The facility is expected to be finalized by June 10, 1999, however such financing is subject to final negotiation, document preparation, approvals and the completion of due-diligence by the lender, and there is no assurance that this facility will be put in place by such date, or if at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

Note 6.   EARNINGS PER SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution from outstanding stock warrants and options.


                                                              Three months ended March 31,
                                                        (in thousands, except per share amounts)
                                              ------------------------------------------------------------
                                                          1999                            1998
                                              ------------------------------------------------------------
                                                                      Per                             Per
                                              Income     Shares      Share     Income     Shares     Share
                                              ------------------------------------------------------------
Net income                                     $(185)    28,040                 $1,637    27,728
Basic EPS                                                            $(.01)                          $0.06
Effect of diluted securities:
  Stock warrants and options outstanding                                                     140
                                              ------------------------------------------------------------
Net income                                     $(185)    28,040      $(.01)     $1,637    27,868     $0.06
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

     Gross profits decreased by $963 thousand, or 18.8%, to $4.144 million during the first quarter of 1999, down from $5.107 million for the same quarter of 1998. $547 thousand of this decrease was attributable to single product previously described as a significant contributor to decreased sales. The balance of the decrease was primarily related to lower sales levels in the International division. Gross profit expressed as a percentage of net sales decreased to 52.3% for the quarter ended March 31, 1999 from 58.4% in the same period a year ago. The decrease was primarily attributable to Sales Mix, Pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, and lower than normal margins experienced on sales through HZ.

     Total operating expenses for the quarter ending March 31, 1999 increased $1.243 million, or 36%, to $4.74 million from $3.5 million for the same quarter in 1998. In addition, operating expenses expressed as a percentage of net sales increased to 59.8% for the first quarter of 1999 an increase from 40.0% experienced in the same quarter one year ago. Sales and Marketing expenses decreased by $76 thousand to $1.556 million during the first quarter of 1999 from $1.632 million for the same period one year earlier reflecting the elimination of redundant sales and marketing labor related costs in the newly combined organization. Included in the first quarter 1999 sales and marketing expenses was a non-recurring Co-op Advertising charge of $150 thousand, and HZ related sales and marketing of $50 thousand. General and Administrative expenses increased by $1.32 million to $3.184 million during the three months ended March 31, 1999 when compared to $1.865 million for the comparable period one year ago. $815 thousand of this increase was attributable to reserves established for accounts receivable. An additional $56 thousand of the increase was relative to amortization on the assets associated with the Inholtra and HVE acquisitions. Other expense increases included one-time legal expenses of $74 thousand during the first quarter of 1999 coupled with excess insurance and property tax expenses of $65 thousand associated with redundant facilities that will be eliminated in future periods. The remainder of the difference was a result of excess consulting, temporary, audit, and professional fees amounting to $160 thousand associated with improving infrastructure and with acquisition integration, plus $161 thousand of expenses associated with the HZ operation.

     Other Income for the period ending March 31, 1999 included $481 thousand related to a one-time gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

     Interest expense increased to $75 thousand in the first quarter 1999 from $4 thousand during the first quarter of 1998. This increase is consistent with the increase in the utilization of the Company's line of credit in 1999.

     The Company reported a net loss before taxes of $185 thousand, or $0.01 per share, for the three months ended March 31, 1999 compared to net income of $1.64 million, or $0.06 per share, for the three months ended March 31, 1998. These results include ($206 thousand) net loss for the quarter ended March 31, 1999 for HZ.

     No provision for income taxes was recorded for the three months ended March 31, 1999, as the loss as stated was offset by a combination of Net Operating Loss Carryforwards and tax versus book timing differences.

Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company experienced negative cash flow from operations of $429,000, and utilized another $2,977,000 for investing activities, of which $3,250,000 was used for an acquisition. To finance the above, the Company borrowed an additional $3,088,000 under its existing credit facilities, issued $10,000,000 in a note payable and 363,363 shares of the Company's common stock.

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

On June 4, 1999, the Company executed a formal commitment letter with a lending institution that will provide up to twenty million dollars of financing to the Company. The facility will consist of a $13 million term loan and a $7 million revolving line of credit subject to borrowing base availability and compliance with certain financial and other covenants and agreements. The facility will be secured by substantially all the assets of the Company. Approximately sixteen million dollars of the facility will be used to refinance existing debt, including the debt incurred by the Company in connection with the acquisition of the Inholtra assets, with the remainder of the available financing to be used to finance working capital. The facility is expected to be finalized by June 10, 1999, however such financing is subject to final negotiation, document preparation, approvals and the completion of due-diligence by the lender, and there is no assurance that this facility will be put in place by such date, or if at all. The inability to obtain such financing could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Year 2000 Disclosure

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. Most significant Company systems are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases. The failure of any customer or vendor to comply with Y2K is not expected to have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $20,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has debt subject to interest rate flucutation during the period covered by this report.

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

          A report on Form 8-K/A was filed on June 7, 1999 regarding Item 7 information on the acquisition of the common stock of Health & Vitamin Express, Inc.

          A report on Form 8-K/A was filed on June 7, 1999 regarding Item 7 information on the acquisition of certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc. and Inholtra Natural, Ltd.

                                    Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Irwin Naturals/4Health, Inc.

 Dated: June 8, 1999                 By:   /s/ Lindsey Duncan
                                           -------------------------------
                                           Lindsey Duncan
                                           Chairman of the Board