Form 10-Q
period 1999-06-30
IRWIN NATURALS 4 HEALTH
filed 1999-08-13
CIK 857353

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1999

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
                                       -------    ------
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of August 1, 1999 was 28,164,555.

                          Irwin Naturals/4 Health, Inc.
                               Index to Form 10-Q


PART I.  FINANCIAL INFORMATION                                                         PAGE
Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998...............................................   4

                  Condensed Consolidated Statements of Operations for Three
                  and Six Months Ended June 30, 1999 and 1998.........................   5

                  Condensed Consolidated Statements of Cash Flows for Six
                  Months Ended June 30, 1999 and 1998.................................   6

                  Condensed Consolidated Statement of Changes in
                  Stockholders Equity for Six Months Ended June 30, 1999..............   7

                  Notes to Condensed Consolidated Financial Statements................   8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................  13

Item 3.           Quantitative and Qualitative Market Risk............................  17

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...................................................  17

Item 2.           Changes in Securities and Use of Proceeds...........................  17

Item 4.           Submission of Matters to a Vote of Security Holders.................  18

Item 6.           Exhibits and Reports on Form 8-K....................................  18

                  SIGNATURES..........................................................  18


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

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            IRWIN NATURALS/4 HEALTH
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30                DECEMBER 31
                                                     1999                      1998
                                                ----------------          ---------------
                                                  (Unaudited)
                                    ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                          $  257,000               $  426,000
Accounts Receivable, net                            6,125,000                6,023,000
Inventories                                         3,588,000                2,855,000
Prepaid Expenses and Other                            395,000                  290,000
Current portion of Receivables from Officers          503,000                  497,000
 and Shareholders
Current Portion of Notes Receivable                   109,000                   99,000
                                                ----------------          ---------------
 TOTAL CURRENT ASSETS                              10,977,000               10,190,000

Building Held for Sale                                                       1,521,000
Property and Equipment, net                           661,000                  627,000
Trademarks                                         13,248,000                   99,000
Intangibles                                         2,843,000                  420,000
Other Assets                                        1,087,000                   55,000
Receivable from Officers and Shareholders             102,000                  175,000
Notes Receivable, net of Current Portion              446,000                        -
                                                ----------------          ---------------
                                                  $29,364,000              $13,087,000
                                                ================          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                  $ 4,138,000              $ 2,637,000
Accrued Liabilities                                 1,694,000                  942,000
Line of Credit                                      3,602,000                1,000,000
Current Portion of Term Loan                        1,750,000                        -
Current Portion of Notes Payable                      305,000                  328,000
Income Taxes Payable                                  303,000                  438,000
Customer Deposits                                     450,000                  450,000
                                                ----------------          ---------------
 Total Current Liabilities                         12,242,000                5,795,000
                                                ----------------          ---------------
Term Loan, net of Current Portion                  11,250,000                        -
Notes Payable, net of Current Portion                       -                1,423,000

STOCKHOLDERS' EQUITY
Common Stock                                          283,000                  279,000
Additional Paid in Capital                         16,980,000               14,333,000
Treasury Stock                                        (50,000)                 (50,000)
Deficit                                           (11,341,000)              (8,693,000)
                                                ----------------          ---------------
 Total Stockholders' Equity                         5,872,000                5,869,000
                                                ----------------          ---------------
                                                 $ 29,364,000              $13,087,000
                                                ================          ===============


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            IRWIN NATURALS/4 HEALTH
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30
                                               ------------------------------             --------------------------------
                                                   1999              1998                     1999                1998
                                               -----------        -----------             ------------        ------------
Net Sales                                      $ 8,372,000        $ 7,013,000             $ 15,730,000        $ 15,841,000
Cost of Sales                                    3,535,000          3,271,000                6,913,000           6,871,000
                                               -----------        -----------             ------------        ------------
Gross Profit                                     4,837,000          3,742,000                8,817,000           8,970,000
                                               -----------        -----------             ------------        ------------
Costs and Expenses
Distribution Expenses                              491,000            385,000                  858,000             607,000
Sales and Marketing                              2,486,000          1,587,000                4,079,000           3,219,000
General and Administrative                       3,010,000          1,780,000                5,417,000           3,295,000
Depreciation and Amortization                      441,000            153,000                  650,000             392,000
Write-off of Surgical Technologies                 640,000                                     640,000
Merger Expenses                                          -          1,015,000                        -           1,015,000
                                               -----------        -----------             ------------        ------------
   Total Costs and Expenses                      7,068,000          4,920,000               11,644,000           8,528,000
                                               -----------        -----------             ------------        ------------
Net Income (Loss) from Operations               (2,231,000)        (1,178,000)              (2,827,000)            442,000

Other Income (Expense)
Interest Income                                     17,000              4,000                   32,000              11,000
Interest Expense                                  (375,000)           (18,000)                (457,000)            (35,000)
Other Income (Expense)                              (3,000)           (27,000)                 481,000             (34,000)
                                               -----------        -----------             ------------        ------------
Total Other Income (Expense)                      (361,000)           (41,000)                  56,000             (58,000)
                                               -----------        -----------             ------------        ------------
Net Income (Loss) before Income Taxes           (2,592,000)        (1,219,000)              (2,771,000)            384,000
Income Tax Benefit                                (129,000)           (45,000)                (123,000)            (79,000)
                                               -----------        -----------             ------------        ------------
Net Income (Loss)                              $(2,463,000)        (1,174,000)              (2,648,000)            463,000
                                               ===========        ===========             ============        ============
Net Income (Loss) per Common Share
 Basic                                         $     (0.09)       $     (0.04)            $      (0.09)       $       0.02
 Diluted                                       $     (0.09)       $     (0.04)            $      (0.09)       $       0.02

Weighted Average Shares Outstanding
 Basic                                          28,247,945         27,746,748               28,128,389          27,737,644
 Diluted                                        28,247,945         27,746,748               28,128,389          27,920,347


           See notes to condensed consolidated financial statements.

                          IRWIN NATURALS/4 HEALTH INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                          COMMON                  ADDITIONAL    TREASURY STOCK
                                           STOCK                   PAID IN    --------------------
                                          SHARES      AMOUNT       CAPITAL     SHARES     AMOUNT       DEFICIT          TOTAL
                                        ----------  ---------   ------------  --------   ---------   ------------    -----------
BALANCE, JANUARY 1, 1999                27,857,139  $ 279,000   $ 14,333,000    90,890   $ (50,000)  $ (8,693,000)   $ 5,869,000

Issuance of common stock in
 connection with HVE acquisition           363,636      4,000      2,269,000                                           2,273,000

Issuance of common stock in connection
 with exercise of stock options and
 for services                               34,670                   134,000                                             134,000

Compensation expense in connection
 with issuance of warrants and options                               244,000                                             244,000

Net loss for the period                                                                                (2,648,000)    (2,648,000)
                                        ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                  28,255,445  $ 283,000    $16,980,000    90,890   $ (50,000) $ (11,341,000)   $ 5,872,000
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------


          See notes to condensed consolidated financial statements.

                            IRWIN NATURALS/4 HEALTH
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30
                                                             -------------------------------------------
                                                                 1999                           1998
                                                             ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (2,648,000)                  $   463,000
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities
  Depreciation and amortization                                   650,000                       178,000
  (Gain) loss on disposal of assets                              (481,000)                        2,000
  Write-off of Surgical Technology Assets                         640,000
  Issuance of warrants and options                                293,000                       195,000
  (Increase) Decrease in
    Accounts receivable                                          (102,000)                    2,094,000
    Inventory                                                    (983,000)                     (415,000)
    Prepaid and other                                            (222,000)                   (1,123,000)
  Increase (Decrease) in:
    Accounts payable                                            1,501,000                      (352,000)
    Accrued Liabilities                                           181,000                      (407,000)
    Income Taxes                                                 (135,000)                       50,000
    Deferred income taxes                                                                      (860,000)
    Notes payable                                                                               578,000
                                                             ------------                   ------------
Cash provided by (used in) operating activities                (1,306,000)                      403,000
                                                             ------------                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                                     (318,000)                       79,000
 Purchase of Inholtra and HVE                                 (13,502,000)                        1,000
 Net proceeds from asset dispositions                             386,000
 Increase in other assets                                         (46,000)
 Collections on notes receivable                                    1,000                        (5,000)
                                                             ------------                   ------------
Cash provided by (used in) investing activities               (13,479,000)                       75,000
                                                             ------------                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock                                         85,000                        75,000
Repayments of old line of credit                               (1,000,000)
Borrowings under line of credit                                 3,602,000                      (725,000)
Borrowings under Term Loan                                     13,000,000
Repayments on long term borrowings                               (146,000)
Costs incurred with financing                                    (992,000)
Repayments on capital leases                                                                    (15,000)
Decrease in notes from Officers                                    67,000
Distributions to shareholders                                                                   321,000
                                                             ------------                   ------------
Cash provided by (used in) financing activities                14,616,000                      (344,000)
                                                             ------------                   ------------
Net increase (decrease) in cash                                  (169,000)                      134,000

Cash and cash equivalents, beginning of period                    426,000                       637,000
                                                             ------------                   ------------
Cash and cash equivalents, end of period                     $    257,000                   $   771,000
                                                             ------------                   ------------
                                                             ------------                   ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the sale of the Company's facility in Boulder, Colorado,
(i) a note receivable of $458,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

In connection with the acquisition of Health and Vitamin Express Inc., the Company (i) issued 363,636 shares of the Company's common stock valued at $2,273,000, and (ii) assumed $571,000 of debt.

                          Irwin Naturals/4 Health, Inc.
              Notes to Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 1999
                                   (Unaudited)


Note 1.           BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements reflect the results of operations for Irwin Naturals/4 Health, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

Note 2.           ACQUISITIONS

         HEALTH & VITAMIN EXPRESS INC.
         On February 15, 1999, the Company, through its newly formed wholly owned subsidiary HealthZone.com, acquired by way of merger the issued and outstanding shares of Health & Vitamin Express, Inc. (HVE). The merger consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price of $2,880,000 over the fair value of net assets acquired has been allocated to goodwill and is being amortized over 15 years.

         In accordance with the purchase agreement, the Company may also contingently issue to the sellers of HVE (i) up to 272,727 shares of the Company's common stock based upon certain revenue thresholds achieved during first 42 months subsequent to February 15, 1999 (the "Revenue" shares), and (ii) up to 90,909 shares of the Company's common stock based upon certain profit thresholds achieved during the first seven years subsequent to February 15, 1999 (the "Profit" shares). The Company has the right to repurchase up to 65% of the shares issued for a period of one (1) year following the date of issuance at a purchase price of $13.75 per share (the "Repurchase Price"). The Repurchase Price may be adjusted if upon repurchase the closing bid price of the Company's common stock as quoted on the Nasdaq National Market System exceeds $20 per share (the "Market Price"); the Company will pay to the sellers 50% of the difference between the Market Price and $20 per share. Furthermore, in the event Revenue and Profit shares are issued because of a funding failure (see below), the Repurchase Price shall be reduced to $9.63 per share. The Company has granted to the sellers certain "demand registration rights" and "piggyback registration rights" on these shares, if issued, in the event the Company undertakes a sale of its securities to the public.

         In addition, if the Company fails to invest or contribute to HVE operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999, the sellers of HVE will automatically receive the maximum allowable Revenue and Profit shares. The Company has received a demand letter from the former shareholders of HVE asserting certain claims under this agreement (see Note 7).

         The following unaudited proforma information sets forth the Company's consolidated revenues, net income (loss) and net earnings (loss) per share for the three and six months ended June 30, 1999 and 1998 after giving pro forma effect to the February 15, 1999 acquisition of Health & Vitamin Express, Inc. had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.

                                     THREE MONTHS                      SIX MONTHS
                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                --------------------------    ----------------------------
                                   1999           1998           1999             1998
                                -----------    -----------    -----------      -----------
Revenue                         $ 8,372,000    $ 7,161,000    $15,853,000      $16,173,000
Net income (loss)                (2,463,000)    (1,308,000)    (2,800,000)         252,000
Earnings (loss) per share              (.09)          (.05)          (.10)             .01


         INHOLTRA ACQUISITION
         On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc.,and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price consisted of the payment of $3,250,000 in cash, and the issuance at closing of a $10,000,000 promissory note secured by the acquired assets. The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. The promissory note was refinanced on June 10, 1999 in connection with the Company's new banking facility (see
         Note 4).

         In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two-year agreement requires annual consulting fees of $60,000.

         The following unaudited pro forma information sets forth the Company's consolidated revenues, net loss and net loss per share for the three and six months ended June 30, 1999 and 1998 after giving pro forma effect to the March 10, 1999 acquisition of Inholtra had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.

                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                            ----------------------------    ----------------------------
                                1999            1998            1999            1998
                            ------------    ------------    ------------    ------------
Revenues                    $  8,372,000    $  8,052,000    $ 16,460,000    $ 17,095,000
Net (loss)                    (2,463,000)     (1,066,000)     (2,559,000)        (13,000)
(Loss) per share                    (.09)           (.04)           (.09)            .00


Note 3.           BUILDING HELD FOR SALE

         On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 existing first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $458,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,625, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the six months ended 1999 include a gain of $481,000 that resulted from the sale of this Property.

Note 4.           CREDIT FACILITY

         On June 10, 1999, the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd.

         The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and are paid quarterly. Borrowings under the Revolving Loan currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent, and is paid quarterly. The rates are subject to decrease based upon the Company satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company.

         The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of June 30, 1999, the maximum additional credit available under the borrowing limitations was $1,920,000.

         The $13,000,000 Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Each Excess Cash Flow Payment shall be applied to reduce the remaining regularly scheduled principal installments of the Term Loan in inverse order of their maturity. Additionally, upon receipt by Borrower of any unapplied insurance or condemnation proceeds, the proceeds of key-man life insurance which has been assigned to an Agent, asset sale proceeds or debt sale proceeds, the Company shall make a mandatory prepayment of the Term Loan in the amount thereof. Furthermore, upon receipt by Borrower of any equity sale proceeds, Borrower shall make a mandatory prepayment of (i) the Revolving Loan to the limited extent necessary to fully prepay the Revolving Loan or, if less, in such amount so that borrowing availability after giving effect thereto equals $3,000,000 and (ii) to the extent of any balance of any equity sale proceeds after the application to the Revolving Loan to the extent provided in the preceding clause, the Term Loan; provided, however, if at the time of receipt of such equity sale proceeds, no event of default has occurred and is continuing and the debt to EBITDA ratio meets certain defined levels, then the amount of such mandatory prepayment on the Term Loan shall be 50% of the amount of such equity sale proceeds remaining after application to the Revolving Loan pursuant to the preceding clause, and, further, provided, however, if such ratio is less than a defined amount, then no such prepayment on the Term Loan from equity sale proceeds need be made.

5.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         For the six month period ended June 30, 1998, weighted average shares outstanding included common stock equivalents of approximately 182,000 related to stock options. For the three and six month periods ended June 30, 1999, and the three month period ended June 30, 1998, no common stock equivalents were included because they would have been anti-dilutive.

6.       WRITE-OFF OF SURGICAL TECHNOLOGIES, INC. ASSETS

         The Company wrote-off assets related to its Surgical Technologies product line during the quarter ended June 30, 1999. In so doing, the Company reserved $250,000 for obsolete and discontinued inventory, and removed the remaining goodwill on its books relating to the 1996 merger transaction with Surgical Technologies, Inc. of $390,000, for a total loss in the quarter of $640,000.

7.       CONTINGENCIES

         Attorneys for the former shareholders of HVE, the predecessor of HealthZone.com, a wholly-owned subsidiary of the Company, have sent the Company a demand letter alleging numerous causes of action against the Company and Mr. Klee Irwin, the Company's former Chief Executive Officer, in connection with the negotiation and consummation of the merger of HVE with and into HealthZone.com, pursuant to which the Company acquired the business of HVE. The essence of the claims is that the Company breached a promise to invest $10 million in HealthZone.com and claimants are entitled to damages of up to $10 million based on this failure. As of yet, no lawsuit has been filed in connection with this matter. The Company believes it has meritorious defenses to each of the claims set forth in claimants' letter, principally that the merger agreement contained no such covenant and by its terms supercedes any prior written or oral understandings with respect to the transaction. Mr. Irwin has indemnified the Company for any losses attributable to the HVE acquisition.

         The Company is presently in discussions with Mr. Klee Irwin concerning the settlement of certain claims which the Company believes it has against Mr. Irwin in his capacity as the former Chief Executive Officer of the Company pursuant to the terms of his terminated employment agreement, a letter dated April 16, 1999 and an indemnification agreement dated April 19, 1999. The essence of the claims regard the Company's claim for indemnification for actual and potential liability arising from or attributable to the HVE acquisition and certain actions taken by Mr. Irwin during his tenure as Chief Executive Officer of the Company.

8.       RECLASSIFICATIONS

         Certain 1998 amounts have been reclassified to conform to 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Irwin Naturals/4Health, Inc. (the Company) is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores. On February 15, 1999, the Company acquired Health & Vitamin Express, Inc. (HVE), an on-line retailer of health products. On March 10, 1999, the Company acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural, Ltd.

RESULTS OF OPERATIONS

OPERATING RESULTS
Consolidated net sales for the three months ended June 30, 1998 were $8,372,000 with an operating loss of $2,231 ,000 and a net loss of $2,463,000, or $.09 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,013,000 with an operating loss of $1,178,000 and a net loss of $1,174,000, or $.04 per basic and diluted share. The net loss for the three month period was impacted by a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; $630,000 of interest costs and amortization resulting from the Company's acquisition of Inholtra; and a $280,000 loss in operations from the Company's Internet subsidiary, Healthzone.com. The Company also incurred $750,000 of costs on an extensive media campaign, the effects of which are expected to benefit future sales and brand awareness at the retail level.

Consolidated net sales for the six months ended June 30, 1999 were $15,730,000 with an operating loss of $2,827,000 and a net loss of $2,648,000, or $.09 per basic and diluted share. Consolidated net sales for the same period in the prior year were $15,841,000 with operating income of $442,000 and net income of $463,000, or $.02 per basic and diluted share. The net loss for the three month period was impacted by a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; $800,000 of interest costs and amortization resulting from the Company's acquisition of Inholtra; and a $500,000 loss in operations from the Company's Internet subsidiary, Healthzone.com. The Company also incurred $750,000 of costs on an extensive media campaign, the effects of which are expected to benefit future sales and brand awareness at the retail level.

SALES
Net sales for the three months ended June 30, 1999, increased by $1,359,000, or 19%, to $8,372,000 from $7,013,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain reliving product, as well as an overall increase in sales from certain of the Company's base product lines that resulted from a significant media campaign.

Net sales for the six months ended June 30, 1999, decreased by $111,000 to $15,730,000 from $15,841,000 for the comparable period in 1998. The increase in sales that resulted in the second quarter of 1999 from the introduction of the Company's new Inholtra pain reliving product, as well as an overall increase in certain of the Company's base product lines resulting from a media campaign, was mostly offset by a reduction of sales in the first quarter of 1999 as compared to 1998, which experienced significant sales in the first quarter of 1998 from a single product.

GROSS PROFIT
Gross profit for the three months ended June 30, 1999 increased by $1,095,000, or 29%, to $4,837,000, from $3,742,000 for the comparable period in 1998. Gross profits as a percentage of sales for the three months ended June 30, 1999 increased 58% from 53% in the comparable period in 1998. The majority of the increase in the margin resulted from a shift in product mix to certain items which have a slightly higher margin, as well as fewer pricing concessions granted in the three months ended June 30, 1999 as compared to the 1998 period.

Gross profit for the six months ended June 30, 1999 decreased $153,000 to $8,817,000 from $8,970,000 for the comparable period in 1998. Gross profits as a percentage of sales for the six months ended June 30, 1999 decreased to 56 % from 57% in the comparable period in 1998. The majority of the decrease in the margin relates to pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products and sales adjustments given to certain customers, as well as a shift in product mix to certain items which have a slightly lower margin.

SALES AND MARKETING
Sales and marketing expenses for the three months ended June 30, 1999 increased by $899,000, or 57% to $2,486,000 from $1,587,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to launch the introduction of the Company's new Inholtra pain relieving product, as well as media and advertising campaigns to support certain of the Company's other products.

Sales and marketing expenses for the six months ended June 30, 1999, increased by $860,000, or 27% to $4,079,000 from $3,219,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to launch the introduction of the Company's new Inholtra pain reliving product, as well as campaigns to support certain of the Company's other products.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended June 30, 1999, increased by $1,230,000, or 69% to $3,010,000 from $1,780,000 for the comparable period in 1998. The increase primarily relates to a $300,000 increase in legal costs, $290,000 in costs incurred on the Company's HealthZone.com operations, and $250,000 to re-label certain of the Company's products to conform to current FDA requirements.

General and administrative expenses for the six months ended June 30, 1999, increased by $2,122,000, or 64% to $5,417,000 from $3,295,000 for the comparable period in 1998. The increase primarily relates to a $300,000 increase in legal costs, $500,000 in costs incurred on the Company's HealthZone.com operations, $350,000 for costs incurred to re-label certain of the Company's products to conform to current FDA requirements, and $244,000 relating to the non-cash cost of issuing warrants and options. The Company also incurred approximately $350,000 in bad debts during the first quarter of 1999, mostly relating to international sales. The remainder of the increase relates to overall increase in operating and overhead costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the three months ended June 30, 1999, increased by $288,000 to $441,000 from $153,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

Depreciation and amortization for the six months ended June 30, 1999, increased by $258,000 to $650,000 from $392,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

OTHER INCOME (EXPENSE)
Interest expense for the for the three months ending June 30, 1999 increased to $375,000 from $18,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, and the incurrence of the Inholtra acquisition debt which was paid off and replaced by a term loan on June 10, 1999.

Interest expense for the six months ending June 30, increased to $457,000 from $35,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit , the incurrence of the Inholtra acquisition debt and the term loan in 1999. Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, the Company experienced negative cash flow from operations of $1,305,000, and utilized another $13,480,000 for investing activities, of which $13,502,000 was used for acquisitions. To finance the above, the Company utilized its existing credit facilities, issued a $10,000,000 promissory note payable, and issued 363,636 shares of the Company's common stock.

         On June 10, 1999, the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note incurred in connection with the acquisition of the of Inholtra assets. The remainder of the available financing will be used to fund the Company's on-going working capital requirements.

         The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and is paid quarterly. Borrowings under the Revolving Note currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent and is paid quarterly. The rates are subject to decrease based upon the Company obtaining certain operating performance levels. The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of June 30, 1999, the maximum additional available credit under the borrowing limitations was $1,920,000. The $13,000,000 Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Furthermore, the Company would be required to apply receipt of any equity infusion, loan proceeds or proceeds from other non-operating activities to reduce the outstanding debt.

         The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company expects to be out of compliance with certain of the financial ratios at September 30, 1999, and may not have the available funds to meet its first required payment on October 15, 1999 unless the Company achieves profitable operations, receives an equity infusion, modifies the covenants, or obtains waivers from the bank. There can be no assurances that such level of profitable operations can be achieved, that equity will be available on terms satisfactory to the Company, that the bank agrees to modify the covenants, or such waivers will be obtained. Future losses or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing.

         If the Company fails to invest or contribute to its HVE operations $10,000,000 during the 36 months subsequent to February 15, 1999, the Company may be obligated to issue up to 363,636 additional shares of the Company's common stock to the sellers. The Company has been notified by the former shareholders of HVE that they are making certain claims against the Company regarding an alleged failure by the Company to fund HVE (see Other Information, Item 1, Legal Proceedings).

         The Company has primarily funded its operations to date through internally generated capital or bank financing. The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

Year 2000 Disclosure

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. Most of the significant Company systems are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases which, to the knowledge of the Company, is not Y2K compliant. The failure of any customer or vendor to comply with Y2K is not expected to have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $20,000.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

                  The Company has debt subject to interest rate fluctuation during the period covered by this Report. The Company has not entered into any hedging transactions or acquired any derivative instruments during the period covered by this Report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Attorneys for the former shareholders of HVE, the predecessor of HealthZone.com, a wholly-owned subsidiary of the Company, have sent the Company a demand letter alleging numerous causes of action against the Company and Mr. Klee Irwin, the Company's former Chief Executive Officer, in connection with the negotiation and consummation of the merger of HVE with and into HealthZone.com, pursuant to which the Company acquired the business of HVE. The essence of the claims is that the Company breached a promise to invest $10 million in HealthZone.com and claimants are entitled to damages of up to $10 million based on this failure. As of yet, no lawsuit has been filed in connection with this matter. The Company believes it has meritorious defenses to each of the claims set forth in claimants' letter, principally that the merger agreement contained no such covenant and by its terms supercedes any prior written or oral understandings with respect to the transaction. Mr. Irwin has indemnified the Company for any losses attributable to the HVE acquisition.

         The Company is presently in discussions with Mr. Klee Irwin concerning the settlement of certain claims which the Company believes it has against Mr. Irwin in his capacity as the former Chief Executive Officer of the Company pursuant to the terms of his terminated employment agreement, a letter dated April 16, 1999 and an indemnification agreement dated April 19, 1999. The essence of the claims regard the Company's claim for indemnification for actual and potential liability arising from or attributable to the HVE acquisition and certain actions taken by Mr. Irwin during his tenure as Chief Executive Officer of the Company.

         From time to time the company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on Irwin Naturals/4Health's business or results of operations.

Item 2.  Changes in Securities and use of Proceeds

         (c) On May 10, 1999 the Company issued 15,000 shares of common stock valued at $3.25 per share to a consultant. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as Amended, afforded by Section 4(c) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 9, 1999, the Company filed a Schedule 14C Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934. The Information Statement was filed in connection with a Written Consent of Action of Shareholders dated July 11, 1999 executed by the holders of a majority of the shares of the common stock of the Company issued and outstanding on July 7, 1999 approving an amendment of the Company's Articles of Incorporation to change the name of the Company from "Irwin Naturals/4Health,Inc." to "Omni Nutraceuticals, Inc." The name change will become effective on or about August 23, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      EXHIBIT INDEX 27. Financial Data Schedule.

         (b) A Current Report on Form 8-K was filed on July 22, 1999 reporting that the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Irwin Naturals/4Health, Inc.

Dated: August 12, 1999              By: /s/ Lindsey Duncan
                                        ---------------------------------------
                                        Lindsey Duncan
                                        Chairman of the Board