Form 10-K/A
period 1998-12-31
OMNI NUTRACEUTICALS
filed 1999-08-20
CIK 857353

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

   2.05          2       Agreement to Purchase Asset of Inholtra Naturals Limited                This filing (9)

   2.06          2       Agreement & Plan of Merger with Health Vitamin Express Inc. ("HVE")     This filing (9)

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

   4.06          4       Specimen Warrant Certificate                                            Incorporated by
                                                                                                 Reference (4)

   4.07          4       Warrant certificates between 4Health and Allen & Company Incorporated   Incorporated by
                         dated April 15, 1997                                                    Reference (6)

 Item 5.                 Other Items

   5.01          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Norwest Business Credit, Inc.                                           Reference (1)

   5.02          5       Summary of Revolving Line of Credit Agreement between 4Health and       This filing (9)
                         Wells Fargo Bank.

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
----------  -----------  ----------------------------------------------------------------------  --------------------
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

  10.06         10       Form of Non-Negotiable Promissory Note                                  Incorporated by
                                                                                                 Reference (7)

  10.07         10       Promissory Note to issued into Inholtra Naturals Limited                This filing (9)

  10.08         10       Consulting Agreement with Michael Driver                                This filing (9)

  10.09         10       Employment Agreement with Louis Mancini, Lindsey Duncan & Klee Irwin    This filing (9)

 Item 20.                Other Documents or Statements to Security Holders

  20.01         20       Notice of change of transfer and warrant agent.                         Incorporated by
                                                                                                 Reference (2)

 Item 23.

    23          23       Consent of Independent Public Accountant                                Incorporated by
                                                                                                 reference (8)

 Item 27.                Financial Data Schedule

  27.01         27       Financial Data Schedule                                                 Incorporated by
                                                                                                 reference (8)

------------------------

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

(6) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.

(7) Proxy Statement of 4Health, Inc. dated June, 1998.

(8) Incorporated by reference from Irwin Naturals/4/Health Annual Report on Form 10-K for the year ended December 31, 1998.

(9) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 1999          IRWIN NATURALS/4HEALTH, INC.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ R. LINDSEY DUNCAN
------------------------------  Chairman of the Board         August 19, 1999
R. Lindsey Duncan

/s/ LOU MANCINI
------------------------------  Chief Executive Officer       August 19, 1999
Lou Mancini                       and Director

------------------------------  Director                      August 19, 1999
Jonathan Diamond

/s/ KLEE IRWIN
------------------------------  Director                      August 19, 1999
Klee Irwin

/s/ COREY FISCHER
------------------------------  Chief Financial Officer       August 19, 1999
Corey Fischer