Form 10-Q
period 1999-09-30
OMNI NUTRACEUTICALS
filed 1999-11-15
CIK 857353

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ______  TO  ______

                                ----------------

                         Commission file number 0-18160

                            OMNI NUTRACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

             UTAH                                        87-0468225
    (State of incorporation)                (I.R.S. Employer Identification No.)

                              5310 Beethoven Street
                          Los Angeles, California 90066
                    (Address of principal executive offices)

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of November 1, 1999 was 27,198,141.

                            Omni Nutraceuticals, Inc.
                               Index to Form 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998..........................................     4

         Condensed Consolidated Statements of Operations for Three
         and Nine Months Ended September 30, 1999 and 1998..............     5

         Condensed Consolidated Statements of Cash Flows for Nine
         Months Ended September 30, 1999 and 1998.......................     6

         Condensed Consolidated Statement of Changes in
         Stockholders Equity for Nine Months Ended September 30, 1999...     7

         Notes to Condensed Consolidated Financial Statements...........     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................     15

Item 3.  Quantitative and Qualitative Market Risk.......................     20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     20

Item 2.  Changes in Securities and Use of Proceeds......................     21

Item 4.  Submission of Matters to a Vote of Security Holders............     21

Item 5.  Other Matters..................................................     21

Item 6.  Exhibits and Reports on Form 8-K...............................     21

         SIGNATURES.....................................................     22

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            OMNI NUTRACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  SEPTEMBER 30,              DECEMBER 31,
                                                     1999                       1998
                                                     ----                       ----
                                                 (UNAUDITED)

                    ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                          $          -              $      426,000
Accounts Receivable, net                              7,578,000                   6,023,000
Inventories                                           4,076,000                   2,855,000
Prepaid Expenses and Other                              630,000                     290,000
Current portion of Receivables from Officers            216,000                     497,000
 And Shareholders
Current Portion of Notes Receivable                     109,000                      99,000
                                               -----------------          ------------------
 TOTAL CURRENT ASSETS                                12,609,000                  10,190,000

Building Held for Sale                                        -                   1,521,000
Property and Equipment, net                           1,120,000                     627,000
Trademarks                                           13,023,000                      99,000
Intangibles                                           2,790,000                     420,000
Other Assets                                          1,010,000                      55,000
Receivable from Officers and Shareholders               102,000                     175,000
Notes Receivable, net of Current Portion                409,000                           -
                                               -----------------          ------------------
                                                  $  31,063,000             $    13,087,000
                                               =================          ==================


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash Overdraft                                    $     128,000             $             -
Accounts Payable                                      4,923,000                   2,637,000
Accrued Liabilities                                   1,595,000                     942,000
Line of Credit                                        4,914,000                   1,000,000
Current Portion of Term Loan                          2,332,000                           -
Current Portion of Notes Payable                        230,000                     328,000
Income Taxes Payable                                    150,000                     438,000
Customer Deposits                                       450,000                     450,000
                                               -----------------          ------------------
 TOTAL CURRENT LIABILITIES                           14,722,000                   5,795,000
                                               -----------------          ------------------
Term Loan, net of Current Portion                    10,668,000                           -
Notes Payable, net of Current Portion                         -                   1,423,000

STOCKHOLDERS' EQUITY
Common Stock                                            284,000                     279,000
Additional Paid in Capital                           17,241,000                  14,333,000
Treasury Stock                                          (50,000)                    (50,000)
Deficit                                             (11,802,000)                 (8,693,000)
                                               -----------------          ------------------
 Total Stockholders' Equity                           5,673,000                   5,869,000
                                               -----------------          ------------------
                                                  $  31,063,000             $    13,087,000
                                               =================          ==================

            See notes to condensed consolidated financial statements.

                            OMNI NUTRACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                SEPTEMBER 30                                   SEPTEMBER 30
                                                ------------                                   ------------

                                          1999                1998                    1999                  1998
                                          ----                ----                    ----                  ----
Net Sales                               $  9,949,000        $  7,225,000             $ 25,800,000         $ 23,066,000
Cost of Sales                              4,729,000           3,041,000               11,708,000            9,968,000
                                    -----------------    ----------------      -------------------    -----------------
 Gross Profit                              5,220,000           4,184,000               14,092,000           13,098,000
                                    -----------------    ----------------      -------------------    -----------------
Costs and Expenses
 Distribution Expenses                       672,000             164,000                1,990,000              523,000
 Sales and Marketing                       2,406,000           1,396,000                6,993,000            4,770,000
 General and Administrative                1,846,000           1,444,000                6,317,000            4,737,000
 Depreciation and Amortization               456,000             192,000                1,131,000              583,000
 Write-off of Surgical Technology
 assets                                            -                   -                  640,000                    -
 Merger Expenses                                   -                   -                        -            1,015,000
                                    -----------------    ----------------      -------------------    -----------------
 Total Costs and Expenses                  5,380,000           3,196,000               17,071,000           11,628,000
                                    -----------------    ----------------      -------------------    -----------------
Net Income (Loss) from
Operations                                  (160,000)            988,000               (2,979,000)           1,470,000

Other Income (Expense)
 Interest Income                              (8,000)              4,000                   24,000               15,000
 Interest Expense                           (408,000)            (36,000)                (872,000)            (125,000)
 Other Income (Expense)                        2,000             (32,000)                 482,000              (64,000)
                                    -----------------    ----------------      -------------------    -----------------
 Total Other Income (Expense)               (414,000)            (64,000)                (366,000)            (174,000)
                                    -----------------    ----------------      -------------------    -----------------
Net Income (Loss) before Income
 Taxes                                      (574,000)            924,000               (3,345,000)           1,296,000
 Income Tax Benefit                         (113,000)                  -                 (236,000)             (64,000)
                                    -----------------    ----------------      -------------------    -----------------

Net Income (Loss)                       $   (461,000)        $   924,000            $  (3,109,000)        $  1,360,000
                                    =================    ================      ===================    =================

Net Income (Loss) per Common
Share
 Basic                                  $      (0.02)        $      0.03            $       (0.11)        $       0.05
 Diluted                                $      (0.02)        $      0.03            $       (0.11)        $       0.05

Weighted Average Shares Outstanding
 Basic                                    28,255,445          27,753,000               28,165,287           27,737,644
 Diluted                                  28,255,445          27,931,409               28,165,287           27,920,347



            See notes to condensed consolidated financial statements

                            OMNI NUTRACEUTICALS, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL
                                                COMMON STOCK       PAID IN         TREASURY STOCK
                                             SHARES      AMOUNT    CAPITAL       SHARES     AMOUNT       DEFICIT          TOTAL
                                             ------      ------    -------       ------     ------       -------          -----
BALANCE, JANUARY 1, 1999                   27,857,139   $279,000  $ 14,333,000   90,890   $(50,000)   $ (8,693,000)   $  5,869,000

Issuance of common stock in
 connection with HVE acquisition              363,636      4,000     2,269,000                                           2,273,000

Issuance of common stock in connection
 with exercise of stock options and
 for services                                  67,670      1,000       198,000                                             199,000

Compensation expense in connection
 with issuance of warrants and options                                 441,000                                             441,000

Net loss for the period                                                                                 (3,109,000)     (3,109,000)
                                           ----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                28,288,445   $284,000  $ 17,241,000   90,890   $(50,000)   $(11,802,000)   $  5,673,000
                                           ========================================================================================

            See notes to condensed consolidated financial statements

                            OMNI NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999                1998
                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (3,109,000)       $  1,359,000
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities;
  Depreciation and amortization                          1,131,000             250,000
  (Gain) loss on disposal of assets                       (481,000)                  -
  Write-off of Surgical Technology Assets                  640,000                   -
  Issuance of warrants and options                         441,000             291,000
  Issuance for shares for services                         114,000                   -
  Amortization of notes from Officers                      134,000                   -
  (Increase) Decrease in;
    Accounts receivable                                 (1,555,000)          1,264,000
    Inventory                                           (1,471,000)           (580,000)
    Prepaid and other                                     (496,000)            (54,000)
   Increase (Decrease) in:
    Bank Overdraft                                         128,000                   -
    Accounts payable                                     2,286,000            (851,000)
    Accrued Liabilities                                     82,000            (726,000)
    Income Taxes                                          (288,000)            165,000
    Deferred income taxes                                                     (126,000)
                                                      ------------        ------------
Cash provided by (used in) operating activities         (2,444,000)            992,000
                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                              (905,000)           (144,000)
 Purchase of Inholtra and HVE                          (13,471,000)                  -
 Net proceeds from asset dispositions                      386,000                   -
 Increase in other assets                                  (36,000)                  -
 Decrease in  notes receivable                             258,000               8,000
                                                      ------------        ------------
Cash used in investing activities                      (13,768,000)           (136,000)
                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      85,000              75,000
Repayments of old line of credit                        (1,000,000)                  -
Borrowings under existing line of credit                 4,914,000          (1,383,000)
Borrowings under Term Loan                              13,000,000                   -
Borrowings on long term borrowings                                             516,000
Repayments on long term borrowings                        (221,000)           (783,000)
Costs incurred with financing                             (992,000)                  -
Distributions to shareholders                                                  321,000
                                                      ------------        ------------
Cash provided by (used in) financing activities         15,786,000          (1,254,000)
                                                      ------------        ------------
Net decrease in cash                                      (426,000)           (398,000)

Cash and cash equivalents, beginning of period             426,000             637,000
                                                      ------------        ------------
Cash and cash equivalents, end of period              $          -        $    239,000
                                                      ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------
In connection with the sale of the Company's facility in Boulder, Colorado, (i) a note receivable of $458,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

In connection with the acquisition of Health and Vitamin Express Inc., the Company (i) issued 363,636 shares of the Company's common stock valued at $2,273,000, and (ii) assumed $571,000 of debt.

            See notes to condensed consolidated financial statements

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 1999
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements reflect the results of operations for Omni Nutraceuticals, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K.

      On August 19, 1999 Irwin Naturals/ 4 Heath Inc. filed an amendment to its Articles of Incorporation changing its name to Omni Nutraceuticals, Inc.

Note  2. ACQUISITIONS

      HEALTH & VITAMIN EXPRESS INC.

      On February 15, 1999, the Company, through its newly formed wholly owned subsidiary HealthZone.com, ("HealthZone") acquired by way of merger the issued and outstanding shares of Health & Vitamin Express, Inc. ("HVE"). The merger consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price of $2,880,000 over the fair value of net assets acquired has been allocated to goodwill and is being amortized over 15 years.

      In accordance with the purchase agreement, the Company may also contingently issue to the sellers of HVE (i) up to 272,727 shares of the Company's common stock based upon certain revenue thresholds achieved during first 42 months subsequent to February 15, 1999 (the "Revenue" shares), and (ii) up to 90,909 shares of the Company's common stock based upon certain profit thresholds achieved during the first seven years subsequent to February 15, 1999 (the "Profit" shares). The Company has granted to the sellers certain "demand registration rights" and "piggyback registration rights" on these shares, if issued, in the event the Company undertakes a sale of its securities to the public. In addition, if the Company fails to invest or contribute to HVE operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999, the sellers of HVE will automatically receive the maximum allowable Revenue and Profit shares. See Notes 7 and 9.

      The Company has received a demand letter from the former shareholders of HVE asserting certain claims under this agreement. Subsequent to September 30, 1999, the Company and Mr. Klee Irwin, the Company's majority stockholder and former Chief Executive Officer, entered into a Settlement Agreement, that among other terms, resolved certain issues as it related to HealthZone and the claims made by the former shareholders of HVE. In accordance with the Agreement, (i) the Company agreed to use its best efforts to spin-off HealthZone absent adverse tax consequences, (ii) Mr. Irwin agreed to fund substantially all of the net operating losses of HealthZone pending its spin-off or sale through the purchase of shares of common stock of this subsidiary, and (iii) Mr. Irwin agreed to indemnify the Company for uninsured losses and assume the defense of the claim asserted by the former shareholders of HVE. See notes 7 and 9.

      The following unaudited proforma information sets forth the Company's consolidated revenues, net income (loss) and net earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 after giving pro forma effect to the February 15, 1999 acquisition of Health & Vitamin Express, Inc. had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.

                                         Three Months                       Nine Months
                                      Ended September 30,                Ended September 30,
                                      -------------------                -------------------

                                   1999                 1998          1999                 1998
                                   ----                 ----          -----                ----
Revenue                       $  9,949,000      $  7,360,000     $ 25,923,000      $ 23,533,000
Net income (loss)                 (461,000)          732,000       (3,261,000)          957,000
Earnings (loss) per share     $       (.02)     $        .03     $       (.12)     $        .03

      INHOLTRA ACQUISITION

      On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively, the "Sellers"). The purchase price consisted of the payment of $3,250,000 in cash, and the issuance at closing of a $10,000,000 promissory note secured by the acquired assets. The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. The promissory note was refinanced on June 10, 1999 in connection with the Company's new banking facility (see Note 4).

      In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two-year agreement requires annual consulting fees of $60,000.

      The following unaudited pro forma information sets forth the Company's consolidated revenues, net loss and net loss per share for the three and nine months ended September 30, 1999 and 1998 after giving pro forma effect to the March 10, 1999 acquisition of the Inholtra assets had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.


                             Three Months Ended                 Nine months Ended
                               September 30,                      September 30,
                               -------------                      -------------

                           1999              1998             1999              1998
                           ----              -----            ----              ----
Revenues              $  9,949,000      $  8,271,000     $ 26,530,000      $ 25,366,000
Net Income (loss)         (461,000)        1,102,000       (3,020,000)        1,062,000
Income (Loss) per
 share                $       (.02)     $        .04     $       (.11)     $        .04



Note  3. BUILDING HELD FOR SALE

      On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing,
      (ii) assumption by the buyer of a $1,300,000 existing first mortgage loan on the Property, and (iii) the receipt of a $458,000 promissory note secured by a second trust deed on the Property. The note receivable is to be paid in monthly installments of $3,625, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the nine months ended 1999 include a gain of $481,000 that resulted from the sale of this Property.

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

      The $13,000,000 Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, and will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make, if required, a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Furthermore, the Company would be required to apply receipt of any equity infusion, loan proceeds or proceeds from other non-operating activities to reduce the outstanding debt. The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of September 30, 1999, the maximum additional credit available under the borrowing limitations was $373,000.

      The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and are paid quarterly. Borrowings under the Revolving Loan currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus
      3.0 percent, and is paid quarterly. The rates are subject to decrease based upon the Company satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of September 30, 1999, the Company was either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions.

5.    COMPUTATION OF NET INCOME (LOSS) PER SHARE

      For the three and nine month periods ended September 30, 1998, weighted average shares outstanding included common stock equivalents of approximately 178,000 and 213,000, respectively, related to stock options. For the three and nine month periods ended September 30, 1999, no common stock equivalents were included because they would have been anti-dilutive.

6.    SURGICAL TECHNOLOGIES, INC.

      On August 31, 1999, the Company sold its remaining assets from its Surgical Technologies Inc. ("Surgical") product line for certain contingent consideration based upon the buyers ability to liquidate such products. The Company previously reflected a loss of $640,000 in the quarter ended June 30, 1999 relating to the disposal of these assets consisting of a charge of $250,000 for obsolete and discontinued inventory, and a charge of $390,000 relating to the remaining recorded goodwill from the 1996 merger transaction with Surgical Technologies, Inc.

7.    CONTINGENCIES

      Attorneys for the former shareholders of HVE have sent the Company a demand letter alleging numerous causes of action against the Company, its directors and Mr. Klee Irwin, the Company's former Chief Executive Officer, in connection with the negotiation and consummation of the merger of HVE with and into HealthZone.com, pursuant to which the Company acquired the business of HVE. The essence of the claims is that the Company breached a promise to invest $10 million in HealthZone.com and claimants are entitled to damages of up to $10 million based on this failure. As of yet, no lawsuit has been filed in connection with this matter. The Company believes it has meritorious defenses to each of the claims set forth in claimants' letter, principally that the merger agreement contained no such covenant and by its terms supercedes any prior written or oral understandings with respect to the transaction. As part of the Settlement Agreement between the Company and Mr. Irwin, Mr. Irwin agreed to assume the defense of this claim, and has indemnified the Company for any uninsured losses attributable to the HVE acquisition. See
      Note 9

8.    RECLASSIFICATIONS

      Certain 1998 amounts have been reclassified to conform to 1999 presentation.

9.    SUBSEQUENT EVENTS

      On October 3, 1999 the Company executed a letter of intent with a private investment fund to sell up to $3 million of convertible preferred stock. The stock will bear a 5% coupon rate and will be convertible into common shares of Omni Nutraceuticals at the higher of 110% of the trading price at the date of closing, or at an average of closing bid prices as defined existing immediately before the conversion date, up to a defined maximum number of shares. The sale of the convertible preferred stock is expected to occur by November 30, 1999, however, such financing is subject to final negotiation, document preparation, approvals and the completion of due-diligence by the buyer, and there is no assurance that this facility will be put in place by such date, or if at all.

      On October 8, 1999, the Company and Mr. Klee Irwin entered into a settlement agreement (the "Settlement Agreement") in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin. Among the principal terms of the settlement were the following:

      (a) The Company agreed to provide Mr. Irwin with the following severance benefits: (a) a monthly payment in the same amount that he received under his former employment agreement, for the period commencing October 1, 1999 until the earlier of (i) April 16, 2000 or (ii) the sale, merger, bankruptcy or other transaction involving HealthZone which results in HealthZone being capitalized at more than $1,700,000; (b) continued coverage for Mr. Irwin and members of his immediate family under the Company's health insurance plans, and (c) the continued provision of an automobile until November 22, 1999.

      (b) Mr. Irwin agreed to assume the defense of a claim asserted by the former shareholders of HVE, a company acquired by HealthZone in February 1999, and in connection therewith agreed to indemnify the Company from any uninsured liability associated therewith except that at Mr. Irwin's request the Company agreed to issue up to 363,636 shares of common stock to the former HVE shareholders in settlement of their claim.

      (c) Mr. Irwin agreed to reimburse the Company for any excess tax payments made on his and his wife's behalf since October 17, 1997 attributable to all periods prior to the merger of Irwin Naturals with and into 4Health, Inc.

      (d) Mr. Irwin agreed to fund substantially all the net operating losses of HealthZone pending its spin-off or sale by means of purchases of shares of HealthZone common stock at a price per share based upon a base valuation (as adjusted) for HealthZone of $3,500,000, until at least $280,000 in aggregate common stock purchases have been made, after which such price per share shall be based upon the greater of such base valuation (as adjusted) or HealthZone's then market value.

      (e) Mr. Irwin agreed that he would guarantee a market value for the Company's ownership interest in HealthZone of $2.3 million as of one year after a spin-off of HealthZone or October 8, 2001, and further agreed that he would place in escrow 1,022,222 shares of his common stock as security for such guarantee at such time as the Company first filed a registration statement with the Securities and Exchange Commission relating to the proposed spin-off of HealthZone.

      (f) The Company, HealthZone and Mr. Irwin entered into a Tax Allocation and Indemnification Agreement pursuant to which the Company and HealthZone allocated certain tax liabilities and attributes between themselves and HealthZone indemnified the Company for any liability associated with the spin-off not qualifying as a tax free transaction under Section 355 of the Internal Revenue Code of 1986, as amended, with Mr. Irwin guaranteeing HealthZone's indemnification obligation in the event of its bankruptcy.

      (g) The Company and Mr. Irwin issued mutual releases and indemnified each other against certain claims. As security for his indemnification obligations Mr. Irwin placed in escrow with Wells Fargo Bank 1,000,000 shares of his common stock, 500,000 shares of which would be released on December 31, 1999 (in the absence of any claims for indemnification asserted by the Company) and the balance would be released on March 31, 2000 (in the absence of any claims for indemnification asserted by the Company).

      (h) The Company granted Mr. Irwin a "call" option on the Company's shares of HealthZone for the greater of $2.3 million or HealthZone's market value commencing March 31, 2000 if the spin-off is not consummated before then.

      (i) Mr. Irwin granted the Company a "put" option on its shares of HealthZone for $2.3 million commencing June 1, 2000 if the spin-off is not consummated before then or the Company's shares of HealthZone are not sold for at least $2,300,000.

      (j) The Company agreed to bear the first $100,000 in expenses incurred by the Company attributable to the spin-off and HealthZone agreed to bear all documented and reasonable costs and expenses incurred by the Company in excess of such $100,000 payment of such excess costs to be personally guaranteed by Mr. Irwin.

      In connection with the Settlement Agreement, Mr. Irwin and Omni's chairman
      R. Lindsey Duncan, who together own approximately 74% of the outstanding shares of voting capital stock of Omni, each entered into a five-year voting agreement pursuant to which Mr. Irwin has agreed to certain stand-still provisions and he and Mr. Duncan have agreed to vote their respective shares of Omni common stock for their respective nominees for Class I and II directors and the candidate for Class III director nominated by the two Class II directors.

      On or about October 8, 1999, Mr. Irwin made a capital contribution of $410,000, and returned 941,436 shares of Omni Nutraceutical common stock to the Company. The Company has set aside 363,363 of these shares to be issued, if necessary, to the former owners of HVE, and the remainder will be reflected as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 19, 1999 Irwin Naturals/ 4 Heath Inc. filed an amendment to its Articles of Incorporation changing its name to Omni Nutraceuticals, Inc. (the "Company"). The Company is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores. On February 15, 1999, the Company acquired Health & Vitamin Express, Inc. ("HVE"), an on-line retailer of health products. On March 10, 1999, the Company acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural, Ltd.

RESULTS OF OPERATIONS

OPERATING RESULTS
Consolidated net sales for the three months ended September 30, 1999 were $9,949,000 with an operating loss of $160,000 and a net loss of $461,000, or $.02 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,225,000 with operating income of $988,000 and net income of $924,000, or $.03 per basic and diluted share. The net loss for the three month period ended September 30, 1999 was impacted by a charge of $261,000 incurred in connection with the relocation of the Company's corporate and warehouse facilities and a $160,000 loss from operations from the Company's wholly-owned Internet subsidiary, HealthZone.com. ("HealthZone").

Consolidated net sales for the nine months ended September 30, 1999 were $25,800,000 with an operating loss of $2,979,000 and a net loss of $3,109,000, or $.11 per basic and diluted share. Consolidated net sales for the same period in the prior year were $23,066,000 with operating income of $1,470,000 and net income of $1,360,000, or $.05 per basic and diluted share. The net loss for the nine month period was impacted by; a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; a charge of $261,000 incurred with the relocation of the Company's corporate and warehouse facilities; and a $590,000 loss in operations from HealthZone.

SALES
Net sales for the three months ended September 30, 1999, increased by $2,724,000, or 38%, to $9,949,000 from $7,225,000 for the comparable period in
1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in sales from certain of the Company's base product lines.

Net sales for the nine months ended September 30, 1999, increased by $2,734,000, or 12%, to $25,800,000 from $23,066,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in certain of the Company's base product lines.

GROSS PROFIT

Gross profit for the three months ended September 30, 1999 increased by $1,036,000, or 25%, to $5,220,000, from $4,184,000 for the comparable period in
1998. Gross profits as a percentage of sales for the three months ended June 30, 1999 decreased to 52% from 58% in the comparable period in 1998. The decrease during the quarter in the gross margin resulted primarily from the recognition of approximately $450,000 of sales credits and adjustments given to certain customers in the third quarter of 1999 relating to previous quarter sales. The remaining decrease in the margin is a result of a shift in product mix to certain items that have a slightly lower margin.

Gross profit for the nine months ended September 30, 1999 increased $994,000, or 8%, to $14,092,000 from $13,098,000 for the comparable period in 1998. Gross profits as a percentage of sales for the nine months ended September 30, 1999 decreased to 55% from 57% in the comparable period in 1998. The decrease in the margin relates to; (i) pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, (ii) sales adjustments given to certain customers, and
(iii) an overall shift in product mix to certain items which have a slightly lower margin.

SALES AND MARKETING
Sales and marketing expenses for the three months ended September 30, 1999 increased by $1,010,000, or 72% to $2,406,000 from $1,396,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

Sales and marketing expenses for the nine months ended September 30, 1999, increased by $2,223,000, or 47% to $6,993,000 from $4,770,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 1999, increased by $402,000, or 28% to $1,846,000 from $1,444,000 for the comparable period in 1998. The increase primarily relates to a $50,000 increase in legal costs, $120,000 in costs incurred on the HealthZone operations and the remainder related to miscellaneous costs incurred with the expansion of the business.

General and administrative expenses for the nine months ended September 30, 1999, increased by $1,580,000, or 33% to $6,317,000 from $4,737,000 for the comparable period in 1998. The increase primarily relates to a $335,000 increase in legal and professional fees, $560,000 in costs incurred on the Company's HealthZone operations, $225,000 for consulting costs incurred to implement the Company's acquisition of Inholtra and other products, and approximately $350,000 in bad debts during the first quarter of 1999. The remainder of the increase relates to overall increase in operating and overhead costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the three months ended September 30, 1999, increased by $264,000 to $456,000 from $192,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

Depreciation and amortization for the nine months ended September 30, 1999, increased by $548,000 to $1,131,000 from $583,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

OTHER INCOME (EXPENSE)
Interest expense for the three months ending September 30, 1999 increased by $372,000 to $408,000 from $36,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, and the term loan that the Company entered into on June 10, 1999.

Interest expense for the nine months ending September 30, increased $747,000 to $872,000 from $125,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, the incurrence of the Inholtra acquisition debt and the term loan in 1999.
Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

 LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, the Company experienced negative cash flow from operations of $2,444,000 and utilized another $13,768,000 for investing activities, of which $13,471,000 was used for acquisitions. To finance the above, the Company utilized its existing credit facilities, issued a $10,000,000 promissory note payable, and issued 363,636 shares of the Company's common stock.

         On June 10, 1999, the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note incurred in connection with the acquisition of the Inholtra assets. The remainder of the available financing will be used to fund the Company's on-going working capital requirements.

         The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and is paid quarterly. Borrowings under the Revolving Note currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent and is paid quarterly. The rates are subject to decrease based upon the Company obtaining certain operating performance levels. The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of September 30, 1999, the maximum additional available credit under the borrowing limitations was $373,000. The $13,000,000 Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Furthermore, the Company would be required to apply receipt of any equity infusion, loan proceeds or proceeds from other non-operating activities to reduce the outstanding debt.

         The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of September 30, 1999, the Company was either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions. The Company expects to be out of compliance with certain of the financial ratios at December 31, 1999, and may not have the available funds to meet its next required payment on January 15, 2000 unless the Company achieves profitable operations, receives an equity infusion, modifies the covenants, or obtains waivers from the bank. There can be no assurances that such level of profitable operations can be achieved, that equity will be available on terms satisfactory to the Company, that the bank agrees to modify the covenants, or such waivers will be obtained. Future losses or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing.

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

         On October 3, 1999 the Company executed a letter of intent with a private investment fund to sell up to $3 million of convertible preferred stock. The stock will bear a 5% coupon rate and will be convertible into common shares of Omni Nutraceuticals at the higher of 110% of the trading price at the date of closing, or at an average of closing bid prices as defined existing immediately before the conversion date, up to a defined maximum number of shares. The sale of the convertible preferred stock is expected to occur by November 30, 1999, however, such financing is subject to final negotiation, document preparation, approvals and the completion of due-diligence by the buyer, and there is no assurance that this facility will be put in place by such date, or if at all.

      The Company has been notified by the Nasdaq Stock Market that the Company failed to meet the minimum tangible net asset requirement necessary for continued listing on the Nasdaq National Market. The Company has presented a specific plan to Nasdaq for achieving compliance with all Nasdaq National Market listing requirements, including the sale of the convertible preferred stock described above and a capital contribution of $410,000 made to the Company by Mr. Klee Irwin on or about October 8, 1999. The Company believes its plan satisfies all Nasdaq requirements, however, there is no assurance that Nasdaq will accept the Company's plan or that the Company will be successful in its attempt to remain listed on the

Nasdaq National Market. If the Company is de-listed from the National Market, the Company may apply for listing to the Nasdaq Small Cap Market or to the American Stock Exchange.

YEAR 2000 DISCLOSURE

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. Most of the significant Company systems are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to ensure this equipment will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are Y2K compliant. All of these costs will be or have been borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases which, to the knowledge of the Company, is not Y2K compliant. The failure of any customer or vendor to comply with Y2K is not expected to have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $20,000.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company has debt subject to interest rate fluctuation during the period covered by this Report. The Company has not entered into any hedging transactions or acquired any derivative instruments during the period covered by this Report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Attorneys for the former shareholders of HVE have sent the Company a demand letter alleging numerous causes of action against the Company, its directors and Mr. Klee Irwin, the Company's former Chief Executive Officer, in connection with the negotiation and consummation of the merger of HVE with and into HealthZone, pursuant to which the Company acquired the business of HVE. The essence of the claims is that the Company breached a promise to invest $10 million in HealthZone and claimants are entitled to damages of up to $10 million based on this failure. As of yet, no lawsuit has been filed in connection with this matter. The Company believes it has meritorious defenses to each of the claims set forth in claimants' letter, principally that the merger agreement contained no such covenant and by its terms supercedes any prior written or oral understandings with respect to the transaction. As part of the Settlement Agreement between the Company and Mr. Irwin, Mr. Irwin agreed to assume the defense of this claim, and has indemnified the Company for any uninsured losses attributable to the HVE acquisition.

         On October 8, 1999, the Company entered into a Settlement Agreement resolving a dispute between itself and co-founder Klee Irwin, who is currently the CEO of HealthZone, and was previously the CEO of Omni. Among the principal terms of the settlement, the parties agreed to; a mutually agreeable severance package for Mr. Irwin; Mr. Irwin agreed to assume the defense of a claim previously asserted by the former shareholders of HVE acquired by HealthZone in February 1999; Mr. Irwin agreed to reimburse Omni for any excess tax payments that may have been made on his behalf and to fund substantially all of the net operating losses of HealthZone pending its spin-off or sale; Omni and Mr. Irwin agreed to certain put and call options with respect to HealthZone in the event it fails to be spun-off by June 2000; Mr. Irwin guaranteed a minimum value to Omni stockholders for their interest in HealthZone on the earlier of one year after the spin-off or October 8, 2001 (assuming no prior exercise of such options to acquire HealthZone); and Omni and Mr. Irwin indemnified each other against certain potential claims. In connection with the settlement, Mr. Irwin and Omni's chairman R. Lindsey Duncan, who together own approximately 74% of the outstanding shares of voting capital stock of Omni, each entered into a five-year voting agreement pursuant to which Mr. Irwin has agreed to certain stand-still provisions and he and Mr. Duncan have agreed to vote their respective shares of Omni common stock for their respective nominees for Class I and II directors and the candidate for Class III director nominated by the two Class II directors. See Note 9 to the Financial Statements made a part hereof.

         From time to time the company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on Omni Nutraceuticals, Inc. business or results of operations.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended September 30, 1999, the Company issued 33,000 shares of common stock valued at prices ranging from $1.43 to $2.37 per share to consultants and to settle certain obligations. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 9, 1999, the Company filed a Schedule 14C Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934. The Information Statement was filed in connection with a Written Consent of Action of Shareholders dated July 11, 1999 executed by the holders of a majority of the shares of the common stock of the Company issued and outstanding on July 7, 1999 approving an amendment of the Company's Articles of Incorporation to change the name of the Company from "Irwin Naturals/4Health,Inc." to "Omni Nutraceuticals, Inc." The name change became effective on August 19, 1999.

ITEM  5. OTHER MATTERS

            On October 18, 1999, Omni Nutraceuticals, Inc. relocated its corporate headquarters to 5310 Beethoven Street, Los Angeles, California 90066.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBIT INDEX 27. Financial Data Schedule.

      (b) A Current Report on Form 8-K was filed on July 22, 1999 reporting that the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing.

      (c) A Current Report on Form 8-K was filed on August 22, 1999 reporting that the Company changed its name from "Irwin Naturals/4Health,Inc." to "Omni Nutraceuticals, Inc."

      (d) A Current Report on Form 8-K was filed on October 28, 1999 reporting the Settlement Agreement between the Company and Mr. Klee Irwin, the Company's majority stockholder and former Chief Executive Officer.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Omni Nutraceuticals, Inc.

Dated: November 12, 1999                       By:     /s/ Corey E. Fischer
                                                  ------------------------------
                                                       Corey Fischer
                                                       Chief Financial Officer