Form 10-K
period 1999-12-31
OMNI NUTRACEUTICALS
filed 2000-04-14
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTIONS 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 306-3636

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: /X/ No: / /

As of March 31, 2000, 28,894,617 shares of the registrant's Common Stock, par value $0.01, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $57,749,391 (computed based upon the closing price for the Common Stock on the Nasdaq National Market on that date.)

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            OMNI NUTRACEUTICALS, INC.
                               INDEX TO FORM 10-K




     PAGE
PART  1
Item 1     Business                                                         4
Item 2     Properties                                                      11
Item 3     Legal Proceedings                                               11
Item 4     Submission of Matters to a Vote of Security Holders             12
PART  II
Item  5    Market  for  the  Registrant's Common Stock and
           Related Stockholder Matters                                     12
Item 6     Selected Financial Data                                         14
Item  7    Management's  Discussion  and  Analysis  of Financial
           Condition and Results of Operation                              15
Item 7a    Quantitative and Qualitative Disclosure about Market Risk       21
Item 8     Financial Statements and Supplementary Data                     21
Item  9    Changes  in  and  Disagreements  With Accountants on
           Accounting and Financial Disclosure                             21

PART  III
Item 10    Directors and Executive Officers of the Registrant              21
Item 11    Executive Compensation                                          24
Item 12    Security  Ownership  of  Certain Beneficial Owners
           and Management                                                  27
Item 13    Certain Relationships and Related Transactions                  28

PART  IV
Item  14   Exhibits,  Financial Statement Schedules, and Reports on
           Form 8-K                                                        31
Exhibit Index                                                              32
Index to Financial Statements                                             F-1
Financial Statements                                                      F-2
Signature Page

                                     PART I
                                     ------

THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS ANNUAL REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE DISCLOSED UNDER "BUSINESS-RISKS RELATED TO THE BUSINESS OF THE COMPANY," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT.

ITEM  1.  BUSINESS

GENERAL

 Omni Nutraceuticals, Inc., a Utah corporation (the "Company" or "Omni"), formerly known as Irwin Naturals/4Health, Inc., is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, a California corporation ("IN") consummated June 30, 1998. Pursuant to the Merger, IN was merged with and into 4Health. Upon consummation of the Merger, 4Health changed its name to Irwin Naturals/4Health, Inc. On August 20, 1999, the Company changed its name to Omni Nutraceuticals, Inc.

The Company is a supplier and formulator of branded natural health, herbal and nutritional supplements designed and formulated to address the dietary needs of the general public. The Company's products are produced solely from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals. During 1999, the Company began an Internet initiative by the creation of HealthZone.com via the acquisition of Health & Vitamins Express, Inc. HealthZone.com is an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products. Through the Company's innovative combination of content and commerce, management intends to establish HealthZone.com as the preferred destination for consumers interested in natural and healthy living products. HealthZone.com currently offers approximately 16,000 products on its site and can special order additional products through the Company's supplier relationships. The Company continues to increase our product assortment. In addition, the Company provides educational and authoritative news and information about its products and healthy living in general, which we integrate with its product offerings in an easily accessible way. Through the Company's marketing efforts, the Company is seeking to establish HealthZone.com as a trusted advisor to the Company's online community.

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

On February 15, 1999, the Company acquired by way of a merger with and into its California subsidiary, HealthZone.com, Health & Vitamin Express, Inc. ("HVE"), a California on-line retailer of health products, in consideration for the issuance of 363,636 shares of common stock of the Company issued in a private placement to the three shareholders of HVE, with a further contingent issue of 363,636 shares of common stock depending upon HVE meeting certain performance criteria (assuming a $10 million investment in its subsidiary by the Company within 36 months) and the assumption of approximately $571,000 of debt.

On March 10, 1999, the Company acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural, Ltd., including the Inholtra-registered trademark- brand of anti-joint pain product and associated trademarks, patent and inventory, for $13.3 million, which was initially seller financed with a short term promissory note, subsequently refinanced in June 1999 with a $20 million secured asset based term and revolving credit facility with a bank. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On March 17, 2000 the Board of Directors of the Company authorized the Company to change its name to HealthZone.com subject to shareholder approval, and to effect a merger of its subsidiary HealthZone.com, with and into the Company.

PRODUCTS

The Company is a supplier and formulator of vitamins and nutritional supplements that are manufactured primarily from natural herbs, botanicals and nutrients. The Company has three broad categories of products including: (i) cleansing products to eradicate the toxins from the body; (ii) building products, including 151 Bars that increase the body's energy and stamina through restoring vital nutrients to the appropriate levels; and (iii) specific solutions for selected organ and body systems to concentrate on an individual's problem areas. The Company's top brand names are: Nature's Secret-Registered Trademark- (23.1% of 1999 revenue), Inholtra - Registered Trademark (19.3% of sales in 1999) Diet Systems 6-Registered Trademark- (15.9% of 1999 revenue), and Irwin Naturals-Registered Trademark (15.0% of 1999 revenue).

With over 69 registered and pending trademarks worldwide, the Company believes that certain of its product formulas are proprietary and cannot be duplicated without the master recipes, which are secured in safekeeping. The Company attempts to protect its products and formulas with, among other things, "non-disclosure/non-competition" agreements with its manufacturers and employees and trademark protection. The formulations of the Company's products were developed by the Company's founders R. Lindsey Duncan, a nutritionist certified by the National Institute of Nutritional Education and Klee Irwin, the Company's current Chief Executive Officer and its principal shareholder. The Company trademarks all brand line names and most product names. The Company further protects its trademarks by taking prompt action against potential infringements.

MANUFACTURING  AND  SUPPLY  SOURCES

All of the Company's products are manufactured by third party suppliers pursuant to the Company's specifications and proprietary recipes. All of the companies that manufacture for the Company are required to meet strict manufacturing standards required by the Food and Drug Administration ("FDA"). To date, the Company has relied exclusively on domestic manufacturers in order to facilitate quality assurance monitoring. Prior to selecting a manufacturer to produce its products, the Company reviews the manufacturer's raw material sources, quality assurance procedures, and reliability to assure that the proposed manufacturer meets the Company's criteria.

The Company places purchase orders with its suppliers for individual product manufacturing lots. Delivery of packaged and labeled products are made to the Company's distribution center in Los Angeles, California. The Company has no long-term manufacturing agreements with any of its suppliers, but purchases manufactured lots pursuant to individual purchase orders. Currently, the Company utilizes eight different manufacturers and believes that there are other qualified manufacturers that would meet quality assurance requirements if alternative manufacturing sources were required. The Company has an inventory of approximately 60 to 90 days of anticipated demand and to date has not experienced material shortages of manufactured products for delivery. All ingredients in the Company's products are generally available from a number of alternative sources, although certain of the ingredients, such as those based on agricultural products, are subject to seasonal availability to a limited degree.

MARKETING  AND  DISTRIBUTION

The Company utilizes its marketing expertise to position and sell its portfolio of branded products. The Company is continuing to build its portfolio of consumer brands. The Company aims to achieve brand growth through advertising, attractive packaging and favorable shelf positioning. This process may be augmented through targeted brand acquisitions. The sales, marketing and distribution infrastructure is designed to integrate new brands with minor incremental costs and synergistic potential. Historically, the Company has distributed its products though three main segments: mass market retailers (51.5% of 1999 revenue), specialty health food stores (40.7% of 1999 revenue), and internationally (7.8% of 1999 revenue). Through advertising, the Company is able to convey the effectiveness of its products. The Company has established its reputation with retailers through quality products, timely delivery and superior packaging. Through its ability to position products in the marketplace and its strong reputation, the Company has been able to secure favorable shelf spacing from most of its retail customers.

The Company is positioned to pursue a distribution strategy of multiple brands within multiple retail channels and via the Internet. Since the Merger, the Company has expanded its consumer base, and now offers products in distinct product categories.

CUSTOMER  CONCENTRATION

The Company's top ten customers represented approximately 42% of its 1999 total revenues including GNC, which represented approximately 18.6% of its 1999 total revenues. Management believes that, except for its sales to GNC, its remaining business is sufficiently diversified among its customers. However, the Company is undertaking additional efforts to diversify its revenues along both distribution channels and among specific customers. In this regard, the Company intends to develop its e-commerce business as a new potential distribution channel for its products.

COMPETITION

The industry in which the Company operates is highly competitive and fragmented. It is estimated that nearly 900 companies are involved in the manufacturing or wholesale of supplements to the mass markets. Of those 900, eleven companies comprise 25% of the market with the remaining 75% comprised mostly of companies generating less than $20 million in total annual sales.

The ten largest competitors are large well-capitalized companies that have the ability to change and shape the industry.

In the health and natural food sector these include: Nature's Way (Murdock Madaus Schwabe), Rainbow Light Nutritional Systems (Nutraceuticals, Inc.) Solgar (American Home Products), Nature's Herbs and Twinlabs (Twin Laboratories, Inc.)

In the Mass Market sector the competitors include: Whitehall Robins Healthcare (American Home Products), Bayer AG (Bayer Corp.), Mead Johnson Nutritionals (Bristol Myers Squibb Co.), Johnson & Johnson, Inc. and Leiner Health Products Group, Inc.

The Company continues to be a leader in internal cleansing products and intends to leverage this success to launch other products. The Company's Nature's Secret-Registered Trademark- and Harmony Formula-Registered Trademark- brand lines have built strong brand loyalty with retailers, practitioners and customers by delivering quality products, excellent customer service and an emphasis on health through education.

In the food, drug and mass market, the Company faces increased competition where many of its competitors are significantly larger and have greater financial resources. The Company believes it will be able to compete successfully in this mass market because of its unique formulations and packaging, product quality, and good relationships with distributors and store buyers.

The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. Many of our competitors are significantly larger and have greater financial resources. In addition, the vitamins, supplements, minerals and natural and healthy living products market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

EMPLOYEES

As of the end of 1999, the Company had 93 employees, 9 senior managers, 7 middle managers, 33 individuals in general administration, 25 individuals in sales and marketing, 16 individuals in distribution and one in research and development. The Company's employees are not represented by a collective bargaining organization, and the Company is not aware of any efforts to organize any such collective bargaining unit. The Company has not experienced any work stoppages or slow downs.

RISKS  RELATED  TO  THE  BUSINESS  OF  THE  COMPANY

In order to fund its operations, the Company has relied on raising additional equity capital and the use of bank debt to fund any operating losses and acquisitions. In view of the Company's losses for the period ending December 31, 1999 and the anticipated loss for the period ending March 31, 2000, no assurance can be given that these sources of capital will remain available to the Company.

EXPANSION  OF  DISTRIBUTION  CHANNELS

The Company anticipates expanding current distribution channels, introducing new products, entering new markets, and in general expanding its activities and operations. The Company also intends to expand its marketing strategy to strengthen the HealthZone.com brand name, increase traffic to the HealthZone.com store, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

Because of the nature of any such expansion, the accompanying results of operations for previous periods may not necessarily be indicative of the results of operations in the future. While the Company has been successful in expanding its markets and distributors to date, there can be no assurance that it will be able to successfully continue to expand in the future. Further, there can be no assurance that expenditures of funds to expand current distribution channels, introduce new products, enter new markets, and in general to expand the Company's activities and operations will be successful in generating incremental profitable revenue.

DIFFICULTY  OF  STRICT  COMPLIANCE  WITH  GOVERNMENT  REGULATIONS

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by more than one federal agency. Congress has recognized the potential impact of dietary supplements in promoting the health of US citizens by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA"). Because of the broad language of certain sections of DSHEA and the regulations that implement it, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance.

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

CONCENTRATION  OF  CUSTOMERS

The Company received approximately 18.6% and 13.3% of its revenues from a single customer (GNC) during 1999 and 1998, respectively. The Company does not have any long-term contractual relationship with this customer. The loss of this customer would have an adverse impact on the business of the Company.

RELIANCE  ON  LIMITED  NUMBER  OF  PRODUCTS

The Company currently offers approximately 313 products and derived more than 30.5% of its revenues during 1999 from the sale of two products, Ultimate Cleanse - Registered Trademark - and Inholtra - Registered Trademark. As a result of the limited number of products from which the Company derives its revenue, the risks associated with the Company's business increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the Company.

STRENGTH  OF  THE  COMPANY'S  COMPETITORS

Competition in the nutritional supplement industry is vigorous with a large number of businesses engaged in the industry. Operations in the food, drug and mass market exposes the Company to increased competition from vitamin and other health related products that compete for the same shelf space. Many of these competitors have established reputations for successfully developing and marketing nutritional supplement products. Many of these companies have greater financial, managerial, and technical resources than the Company, which may put the Company at a competitive disadvantage. If the Company is not successful in competing in those markets, it may not be able to realize its business objectives.

Our Internet competitors can be divided into several groups including: traditional vitamins, supplements, minerals and natural and healthy living products retailers, including General Nutrition Centers and Vitamin Shoppe; the online retail initiatives of several traditional vitamins, supplements, minerals and natural and healthy living products retailers, including MotherNature.com, VitaminShoppe.com and Vitamins.com; online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and natural and healthy living products, including Drugstore.com, PlanetRx.com, More.com, SelfCare and CVS.com; independent on-line retailers specializing in vitamins, supplements, minerals and natural and healthy living products, including HealthShop.com, eNutrition, allherb.com, vitamins.net, HealthQuick and Vitanet; mail-order and catalog retailers of vitamins, supplements, minerals and natural and healthy living products, including NBTY, Amrion, Rexall Sundown and Vitamin Shoppe, some of which have already developed online retail outlets; and direct sales organizations, retail drugstore chains, health and natural food store merchants, mass market retail chains and various manufacturers of natural products.

DEPENDENCE  ON  MANAGEMENT

The Company is dependent on its management for substantially all of its business activities, including the development of new products and the advancement of the Company's identity and recognition in the nutritional supplement industry. The loss of the services of certain members of management such as Mr. Klee Irwin, the Chief Executive Officer, could have a material effect on the business, operations and financial condition of the Company. The Company currently has no long-term agreement with any executive officer or key employee.

Effective March 12, 2000, both the Company's Chairman of the Board, R. Lindsey Duncan and its President and Chief Executive Officer, Louis Mancini ceased to be employed by the Company. Mr. Mancini was replaced by Mr. Klee Irwin as President and Chief Executive Officer. See Part III Item 10 for a discussion of the recent changes in management and the terms of the severance agreements between such individuals and the Company. At this time, the Company believes that such changes in management will not materially adversely affect the Company.

NO  LONG-TERM  CONTRACTS  WITH  MANUFACTURERS  OR  DISTRIBUTORS

The Company purchases all of its products from third-party manufacturers pursuant to purchase orders issued from time to time by the Company but without any long-term manufacturing agreements. In the event that a current manufacturer is unable to meet the Company's manufacturing and delivery requirements at some time in the future, the Company may suffer interruptions of delivery of certain products while it establishes an alternative source. To limit the Company's exposure to this type of interruption, for all large volume products, two third-party manufacturers have been established. For smaller volume products, the selection of alternative manufacturing sources may be delayed while the Company completes a review of the proposed manufacturer's quality control, raw material sources, and manufacturing and delivery capabilities. To help mitigate any interruption, the Company maintains a 60-90 day inventory on most products.

CUSTOMER  GUARANTY  OF  SATISFACTION;  RIGHT  OF  RETURN

In an effort to build customer confidence and satisfaction, the Company warrants satisfaction and grants to its customers the right of return for full credit any product that is unsatisfactory to the customer or that is shelf-worn or stale merchandise. The Company has had this policy since its inception and experienced product returns of approximately 6.7% of gross sales in 1999. There can be no assurance that such a policy will not result in additional product returns in the future.

POTENTIAL  TRADEMARK  INFRINGEMENT

The conduct of the Company's business, in common with other sellers of branded consumer products, may involve from time to time potential liability for trademark infringement. The Company is engaged on a continuing basis in developing brand names for its new products, securing trademark protection for brand names and copyright protection for associated materials, policing its existing marks, and enforcing its legal rights in cases of potential infringement by third parties of its legally protected marks and copyrights. Prior to commencing advertising and sales of products under a newly developed brand name, the Company seeks to minimize the risks of potentially infringing the rights of third parties by conducting trade and service mark searches and other inquiries in addition to filing publicly for trademark protection of the brand name and copyright protection for associated advertising materials and labeling. The Company registers for its principal product lines as well as its principal products. Notwithstanding such efforts, there can be no assurance that the Company will not suffer adverse financial consequences as a result of legally established third party claims to first use of trade or service marks used by the Company.

IMPACT  OF  YEAR  2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $25,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM  2.  PROPERTIES

The Company's principal offices are located at 5310 Beethoven Street, Los Angeles, California, 90066 in a building and warehouse leased by the Company at a monthly rental charge of $39,000. On November 1, 1999 the Company entered into a five-year lease for the office located in Broomfield, Colorado. The annual rent is $3,724.08 and is subject to escalation (please see schedule below). In addition, in 1999 the Company owned a building in Boulder, Colorado and leased warehouse space in Broomfield, Colorado. On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The sale price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 existing first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $450,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,688, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full.

In November 1999 the Company entered into a 5 year lease of it's office facilities in Broomfield, Colorado. The lease agreement calls for escalating lease payment over the term of the lease.

Schedule  of  Escalation  for
Broomfield,  Colorado  Office
-----------------------------
     Year  1          $29,456
     Year  2          $29,456
     Year  3          $31,560
     Year  4          $31,560
     Year  5          $32,612


LOCATION                        SIZE                   FUNCTION
--------                        ----                   --------
Los  Angeles,  California     52,000  sq.  ft.     Corporate  Headquarters  &
                                                   Distribution  Center
Broomfield,  Colorado          3,500  sq.  ft.     Midwest  Office

ITEM  3.  LEGAL  PROCEEDINGS

On December 23, 1999, a lawsuit was filed against the Company, the Company's current President and Chief Executive Officer, Klee Irwin, and the Company's former President, Louis Mancini, entitled David Mandel, Jeffrey D. Segal and
                                              ----------------------------------
Gordon  D.  Barker  v.  Omni Nutraceuticals, Inc., Klee Irwin, Louis Mancini and
   -----------------------------------------------------------------------------
Does  1  through  50  (Superior  Court of the State of California, County of Los
   -----------------
Angeles  -  Central  District, Case No. BC222263).  The lawsuit includes various
   -
causes of action, including fraud, negligent misrepresentation, misappropriation of trade secrets, unjust enrichment, unfair business practices and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) (under which treble damages have been claimed). The lawsuit is based on various alleged claims, including that the plaintiffs, the sole shareholders of Health & Vitamin Express ("HVE"), were fraudulently induced to enter into a merger agreement pursuant to which HVE became a wholly-owned subsidiary of the Company based on false representations of the defendants. The lawsuit does not specify the amount of damages claimed. Although the Company believes that the claims made in the lawsuit are without merit, the Company is currently in settlement negotiations with the plaintiffs in the lawsuit. The proposed terms of the settlement provide that the Company will issue an additional 363,636 shares of common stock to the former shareholders of HVE. Management and the Company's legal counsel believe that the claims will be settled in accordance with the proposed settlement agreement. As such, the Company has estimated and recorded a charge of $1,200,000 in the accompanying statement of operations as of December 31, 1999, in connection with this claim.

From time to time the Company is a party to legal proceedings that it considers routine litigation incidental to its business. Management believes that the likely outcome of such litigation will not have a material adverse effect on the Company's business or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On December 22, 1999, a Special Meeting in Lieu of an Annual Meeting was held at Omni headquarters for the following purpose: (i) to ratify an amendment to
Article III of the Company's Bylaws eliminating Section 3.14 providing for an Executive Committee of the Board of Directors; (ii) to elect Mr. Santo P. Panzarella to the Board of Directors of Omni Nutraceuticals as a Class III director; (iii) to ratify amendments to the Long Term Stock Incentive Plan of Omni Nutraceuticals increasing the number of shares of Common Stock that may be awarded under the Plan to 4,500,000, including 1,000,000 shares that may be granted to non-employee directors; and (iv) to ratify the selection of Arthur Andersen LLP, independent public accountants, as Omni Nutraceuticals' independent auditors for the fiscal year 1999. The matters were voted upon at the meeting, and the number of votes cast for, against or withheld, as to each matter, where applicable, are set forth below.


PROPOSAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  VOTES FOR   VOTES AGAINST  VOTES WITHHELD
--------------------------------------------------------------------------  ----------  -------------  --------------
To ratify an amendment to Article III of the Company's Bylaws. . . . . . .  22,350,092         31,890         130,950
To elect Mr. Santo P. Panzarella to the Board of Directors . . . . . . . .  22,062,992              -         449,940
To ratify amendments to the Long Term Stock Incentive Plan . . . . . . . .  21,625,572        755,610         131,750

To ratify selection of Arthur Andersen LLP, independent public accountants  24,469,070         41,962           1,900


                                     PART II
                                     -------

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. On August 20, 1999, the Company changed its stock symbol to OMNT. On April 1, 2000, the Company changed its symbol to ZONE.

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

The high and low closing bid prices reported for the period between January 1, 1998 and March 31, 2000 appear in the following table:




FISCAL YEAR              QUARTER                     HIGH                         LOW
1998                       1st                      $5.875                       $4.500
1998                       2nd                      $9.500                       $4.875
1998                       3rd                      $7.500                       $2.750
1998                       4th                      $6.938                       $3.000
1999                       1st                      $8.000                       $3.438
1999                       2nd                      $2.500                       $1.500
1999                       3rd                      $2.500                       $1.500
1999                       4th                      $2.313                       $1.125
2000                       1st                      $8.625                       $1.375
2000                       2nd (through 4/10/00)    $7.375                       $3.75

As of March 29, 2000, there were approximately 187 stockholders of record of the Company's Common Stock, exclusive of stockholders who hold title to their shares in street name.

SALES  OF  RESTRICTED  SECURITIES

During the year ended December 31, 1999, and subsequently, the Company completed the following transactions:

On February 15, 1999, the Company acquired by way of a merger with and into its California subsidiary, HealthZone.com, Health & Vitamin Express, Inc. ("HVE"), a California on-line retailer of health products, in consideration for the issuance of 363,636 shares of common stock of the Company issued in a private placement to the three shareholders of HVE. The shares were issued to three shareholders of HVE in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act of 1993 and Rule 506 promulgated thereunder. Refer to March 31, 1999 quarterly report filed on Form 10Q.

During the year ended December 31, 1999, the Company issued 53,000 shares of common stock valued at prices ranging from $1.43 to $2.37 per share to consultants and to settle certain obligations. The shares were issued in a transaction intended to qualify for the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

On January 5, 2000, as compensation for serving on the Board of Directors, the Company issued to each of Mr. Jonathan Diamond, Mr. Andrew Volloro Jr., and Mr. Mr. Santo P. Panzarella 25,000 restricted shares of the Company's $.01 par value common stock. The shares were issued in a transaction intended to qualify for the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

On January 24, 2000, the Company completed an equity transaction whereby the Company agreed to issue, at its election, up to 4,500,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares ") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants was $4,000,000 payable in two installments, the first in the amount of $2,000,000 that was funded on January 21, 2000, and subject to the satisfaction of certain performance targets, the second in the amount of $2,000,000. Concurrently with the first installment payment, the Company's Internet subsidiary, HealthZone.com, issued 222,222 shares of its common stock and a seven year warrant to purchase up to 37,000 shares of its common for a purchase price of $1,000,000. On March 24, 2000, the Company converted the Preferred Shares into an aggregate of 2,016,438 shares of common stock pursuant to the mandatory conversion provision of the Preferred Shares. The investor was also provided certain registration rights in connection with this transaction.

On March 12, 2000, the Company entered into a two year Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of Common Stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the Company by LFC. Pursuant to the provisions of the Consulting Agreement, LFC will be entitled to receive a 2.5% finder's fee in connection with any debt or equity financing for the Company from a source introduced to the Company by LFC and a 2% finder's fee in connection with any acquisition by the Company, or its nominee, of a candidate introduced to the Company or its nominee by LFC. The Company also agreed to reimburse LFC for extraordinary expenses incurred by LFC on behalf of the Company with its permission.

On March 27, 2000, the Company sold 700,000 shares of common stock in a private placement for aggregate proceeds of $2,100,000. The shares were issued in a transaction intended to qualify for the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The investor was also provided certain registration rights in connection with this transaction.

DIVIDEND  POLICY

The Company has never paid dividends with respect to the Company's Common Stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company, however, for the foreseeable future, the Board of Directors intends to retain all of the Company's earnings for use in the expansion of the Company's business. The Company is also currently prescribed from issuing cash dividends on its Common Stock under the terms of its Credit Facility with its bank.

REGISTRAR  AND  TRANSFER  AGENT

The registrar and transfer and warrant agent for the Company is American Securities Transfer and Trust, 938 Quail Street, Suite 101, Lakewood, CO, 80215-5513, telephone number (303) 234-5300.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following selected statements of operations data for the three years ended December 31, 1999, 1998 and 1997 and the selected balance sheet data as of December 31, 1999 and 1998 have been derived from the audited financial statements of the Company included herein ("Financial Statements"). The selected statements of operations data for the two years ended December 31, 1994 and 1995 and the selected balance sheet data as of December 31, 1994, 1995, and 1996 has been derived from audited financial statements of the Company not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Form 10-K. Certain amounts in prior years have been reclassified to conform to current year presentation.

                            YEARS ENDING DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




STATEMENT OF OPERATIONS DATA                                   1999      1998      1997      1996       1995
Net sales                                                    $35,308   $30,547   $29,353   $28,592    $12,824
Gross profit                                                  17,461    18,007    16,050    16,266      7,620
Operating (loss) income                                       (8,306)    1,827    (4,638)   (1,298)     1,342
Other income (expense), net                                     (829)     (209)      (79)      101        (76)
Income (loss) before provision for income taxes               (9,135)    1,618    (4,717)   (1,197)     1,266
Provision for income taxes                                      (274)      600        --       594        360
Net income (loss)                                             (8,861)    1,018    (4,717)   (1,791)       906
Pro forma provision for income taxes (unaudited)                 N/A     1,345       765       N/A        439
Pro forma net income (loss) (unaudited)                          N/A       273    (5,482)      N/A        827
PER SHARE DATA:
Historical
Earnings (loss) per common share
-- Basic and diluted                                         $ (0.31)  $  0.04   $ (0.17)  $ (0.07)    $ 0.04
Pro forma
Earnings (loss) per common share
-- Basic and diluted (unaudited)                             $ (0.31)  $  0.01   $  (.20)      N/A     $ 0.03
Historical

Weighted average number of shares of common
stock outstanding--Basic                                      28,177    27,747    27,365    25,647      24,457

Weighted average number of shares of common
stock Outstanding Diluted                                     28,177    28,221    27,365    25,647      24,583
Pro forma

Weighted average number of shares of common
stock outstanding -- Basic (unaudited)                           N/A    27,747    27,365      N/A       24,457

Weighted average number of shares of common
stock outstanding -- Diluted (unaudited)                         N/A    28,221    27,365      N/A       24,583


                                      YEARS  ENDING  DECEMBER  31
                                          (in  thousands)




BALANCE SHEET DATA. . . . . . . . . . .     1999      1998     1997     1996    1995
                                         --------  -------  -------  -------  ------
Working Capital (Deficit) . . . . . . .  $(6,364)  $ 4,395  $ 3,588  $ 4,843  $2,385
Total Assets. . . . . . . . . . . . . .   31,727    13,087   11,337   15,832   5,786
Long Term Debt, Net of Current Portion.   10,187     1,423    1,298    1,276   1,296
Shareholders' Equity. . . . . . . . . .    1,878     5,869    5,387   10,256   3,205

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

The following table sets forth, for years 1999, 1998 and 1997, certain items from the Company's Statements of Operations included elsewhere herein, expressed as a percentage of net sales.


                        YEARS  ENDING  DECEMBER  31




                                                        1999    1998     1997
                                                      -------  ------  -------
Net Sales. . . . . . . . . . . . . . . . . . . . . .     100%  100.0%   100.0%
Cost of Sales. . . . . . . . . . . . . . . . . . . .    50.5%   41.0%    45.3%
Gross Profit . . . . . . . . . . . . . . . . . . . .    49.5%   59.0%    54.7%
Operating Expenses . . . . . . . . . . . . . . . . .    67.7%   53.0%    59.6%
Loss on write-off of Goodwill/Surgical Technologies      ---     ---     10.9%
Loss on Intangibles                                      1.9%    ---      ---
Legal Settlement                                         3.4     ---      ---
Income (loss) from operations. . . . . . . . . . . .  (23.5)%    6.0%  (15.8)%
Other income (expense), net. . . . . . . . . . . . .   (2.3)%  (0.7)%   (0.3)%
Income (loss) before provision for income taxes. . .  (25.8)%    5.3%  (16.1)%
Provision Benefit for income taxes                      (.7)%    2.0%     ---
Net income (loss). . . . . . . . . . . . . . . . . .  (25.1)%    3.3%  (16.1)%
                                                      =======  ======  =======


RESULTS  OF  OPERATIONS

1999  COMPARED  TO  1998

Operating  Results
------------------

Consolidated net sales for the year ended December 31, 1999 were $35,308,000 with an operating loss of $8,306,000 and a net loss of ($8,861,000), or $.31 per basic and diluted share. Consolidated net sales for the same period in the prior year were $30,547,000 with operating income of $1,827,000 and net income of $1,018,000 , or $.04 per basic and $.01 per diluted share. The net loss for the year was impacted by: a $ 634,000 loss in operations from the Company's Internet subsidiary HealthZone.com ("HealthZone"), goodwill amortization of $640,000, a $640,000 loss incurred with the write off of intangibles, non-cash warrant and option compensation costs of $903,000 and $288,000 related to the relocation of the Company's corporate and warehouse facilities.

Net sales for the year ended December 31, 1999 increased by $4,761,000, or 15.6%, to $35,308,000 from $30,547,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in certain of the Company's base product lines.

Gross profit for the year ended December 31, 1999 decreased $546,000, or 3.1%, to $17,461,000 from $18,007,000 for the comparable period in 1998. Gross profits as a percentage of sales for the year ended December 31, 1999 decreased to 49.5% from 59.0% in the comparable period in 1998. The decrease in the margin relates to: (i) pricing concessions offered during 1999 in conjunction with the launch and early stage sales of several new products, (ii) sales adjustments given to certain customers, and (iii) an overall shift in product mix to certain items which have a slightly lower margin.

Sales and marketing expenses for the year ended December 31, 1999, increased by $2,838,000 or 41.8%, to $9,631,000 from $6,793,000 for the comparable period in
1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra, (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

General and administrative expenses for the year ended December 31, 1999, increased by $333,000, or 3.5% to $9,720,000 from $9,387,000 for the comparable period in 1998. Included in 1999 general and administrative expenses were: (i) legal and professional fees of $806,000, (ii) $717,000 in costs incurred on the Company's HealthZone operations, (iii) $415,000 for consulting costs incurred to implement the Company's acquisition of Inholtra and other products, (iv) approximately $1,136,000 in bad debts (v) $903,000 of non-cash warrant and compensation costs, and (vi) a $300,000 charge related to the relocation of the Company's corporate and warehouse facilities.

Depreciation and amortization for the year ended December 31, 1999, increased by $987,000 to $1,890,000 from $903,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

Interest expense for the year ending December 31, 1999 increased $1,176,000 to $1,339,000 from $163,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, the incurrence of the Inholtra acquisition debt and the term loan incurred to refinance the Inholtra acquisition debt in 1999. Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

1998  COMPARED  TO  1997

Net Sales for the year ended December 31, 1998 rose to $30,547,000 from $29,353,000, an increase of 4.1% when compared to 1997. Several products were repositioned and remarketed after the merger as a result of management's focus on optimizing each product's potential. This repositioning resulted in a one-time reduction of $387,000 (1.3%) in net sales. The improvement in net sales between periods was due primarily to an increase in the Mass Market business, with strong first quarter sales indicative of a high level of interest in several major products introduced in the last half of 1997, greater market penetration, and a strong focus on expanding into drug and discount chains in the second, third, and fourth quarters. In addition, the last half of the year saw the promising early signs of acceptance of the Company's newly introduced Nutrition Bar. The relatively stable health food store sales are a reflection of continued competitive pressures and an overall weakness in this sector of the marketplace. International sales improved over 1997 as the newly installed International Sales Division staff expanded strongly into several new strategic markets.

Gross Profit Margins rose to $18,007,000 in 1998 from $16,050,000 in 1997, an increase of 12.2%. The post-merger product re-positioning resulted in a one-time $172,000 (1.1%) decrease in Gross Margins. Gross Margin as a percentage of net sales increased to 58.9% of net sales in 1998 from 54.7% of net sales in 1997. This increase was due primarily to an improved product sales mix, and reflective of continued internal efforts to lower the cost of the core products. Improved margins were particularly evident in the Nature's Secret-Registered Trademark-and Harmony Formula-Registered Trademark- branded products.

Sales and marketing expenses for the year ended December 31, 1998 decreased by $3,050,000, or 31.0% to $6,793,000 from $9,843,000 for the comparable period in
1997. Much of the decrease in Sales and Marketing expense was attributable to the synergies achieved as a result of the merger.

General and administrative expenses for the year ended December 31, 1998, increased by $1,744,000 , or 22.8% to $9,387,000 from $7,643,000 for the comparable period in 1997. The 1998 General and Administrative expenses, when adjusted for merger related expenses of $1,614,000, were $7,773,000, a net increase of $130,000 compared to the 1997 General and Administrative expenses of $7,643,000. Included in the 1997 General & Administrative expenses are Research & Development (R & D) expenses of $418,000. R & D expenses decreased to $29,000 in 1998 as the Company relied on existing, developed products. Much of the remainder of the decrease was attributable to the synergies achieved as a result of the merger.

During 1997, the Company wrote off goodwill in the amount of $3,202,000 in connection with the 1996 merger with SGTI. There was no similar expense in 1998.

 LIQUIDITY  AND  CAPITAL  RESOURCES

During the year ended December 31, 1999, the Company experienced negative cash flow from operations of $2,485,000 and utilized another $14,270,000 for investing activities, of which $13,493,000 was used for acquisitions. To finance the above, the Company utilized its existing credit facilities, issued a $10,000,000 promissory note payable, and issued 363,636 shares of the Company's common stock.

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

The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and is paid quarterly. Borrowings under the Revolving Note currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent and is paid quarterly. The rates are subject to decrease based upon the Company obtaining certain operating performance levels. The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of December 31, 1999, the maximum additional available credit under the borrowing limitations was $564,000. The $13,000,000 Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Furthermore, the Company would be required to apply receipt of any equity infusion, loan proceeds or proceeds from other non-operating activities to reduce the outstanding debt.

The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company was out of compliance with certain of the financial ratios at December 31, 1999 and secured waivers from its lender for such non-compliance. As a condition of the waiver, the Term Loan and Revolving Loan agreements will be amended to change the expiration dates of both facilities to April 30, 2001. There is no assurance that the Company will continue to have the available funds necessary to meet its next required payment, unless the Company achieves profitable operations, refinances its indebtedness, receives an equity infusion, modifies the covenants, or obtains waivers from the bank. There can be no assurances that such level of profitable operations can be achieved, that such refinancing or equity will be available on terms satisfactory to the Company, that the bank agrees to modify the covenants, or such waivers will be obtained. Future losses or the inability to refinance or to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing.

If the Company fails to invest or contribute to its HVE operations $10,000,000 during the 36 months subsequent to February 15, 1999, the Company may be obligated to issue up to 363,636 additional shares of the Company's common stock to the sellers. A legal proceeding has been commenced by the former shareholders of HVE against the Company and certain of its current and former officers regarding an alleged failure by the Company to fund HVE. The Company is currently in settlement negotiations with the plaintiffs in this action. (See Other Information, Item 1, Legal Proceedings)

The Company has primarily funded its operations to date through internally generated capital, bank financing or sales of its securities. The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competitive products.

The Company was notified by the Nasdaq Stock Market in September 1999 that the Company failed to meet the minimum tangible net asset requirement necessary for continued listing on the Nasdaq National Market. The Company presented a specific plan to Nasdaq for achieving compliance with all Nasdaq National Market listing requirements, including the sale of the convertible preferred stock described below and a capital contribution of $305,000 made to the Company by Mr. Klee Irwin, first on or about October 8, 1999 and then at a hearing held on February 10, 2000. On March 15, 2000, the Company was notified by Nasdaq that it had met one of the alternative maintenance standards by virtue of having exceeded a $5 minimum bid price for its common stock for the ten consecutive trading days ending March 10, 2000, and, accordingly, Nasdaq had closed the file with respect to the possible delisting of the Company's common stock. There can be no assurance that the Company will continue to meet such listing requirements in the future.

SUBSEQUENT  EVENTS

Subsequent to December 31, 1999, the Company completed two transactions involving the sale of equity securities, which resulted in aggregate proceeds of $4,100,000 to the Company and $1,000,000 to its subsidiary HealthZone.com. On January 24, 2000, the Company completed an equity transaction whereby the Company issued up to 4,500,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants sold by the Company in the initial installment was $2,000,000. Concurrently with the first installment payment, HealthZone issued 222,222 shares of its common stock and a seven year warrant to purchase up to 37,000 shares of its common for a purchase price of $1,000,000. On March 24, 2000, all of the issued and outstanding Preferred Shares were mandatorily converted into 2,016,438 shares of common stock. On March 29, 2000, the Company completed a private sale of its securities whereby 700,000 shares of common stock of the Company were sold for an aggregate purchase price of $2,100,000. The Company used the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes.

Management believes that additional investment capital will be required to permit the Company to meets its business objectives in the near term. Such funds may be raised either through debt or equity offerings or some combination of the two, however, there is no assurance that the Company will be able to secure such funds on commercially reasonable terms, if at all. If not successful in securing additional funds, the Company may be forced to dispose of its assets outside of its normal course of business and/or resort to bankruptcy protection.

SEASONALITY  AND  QUARTERLY  FLUCTUATIONS

The  business  is  to  some  extent  cyclical,  but  not  necessarily  seasonal.

The following table sets forth, certain unaudited results of operations for each quarter during 1998 and 1999. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.


                              QUARTERS  ENDED  1999




                                                   MARCH 31     JUNE 30       SEPTEMBER 30    DECEMBER 31    TOTAL
                                                  -----------  ------------  --------------  -------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . .  $7,921,000   $ 8,372,000   $   9,949,000   $  9,066,000   $35,308,000
Gross profit . . . . . . . . . . . . . . . . . .   4,144,000     4,837,000       5,220,000      3,260,000    17,461,000
Loss from operations . . . . . . . . . . . . . .    (596,000)   (2,231,000)       (160,000)    (5,319,000)   (8,306,000)
Other income (expense), net. . . . . . . . . . .     411,000      (361,000)       (414,000)      (465,000)     (829,000)
                                                  -----------  ------------  --------------  -------------  ------------
Loss before provision (benefit) for income taxes    (185,000)   (2,592,000)       (574,000)    (5,784,000)   (9,135,000)
Benefit for income taxes . . . . . . . . . . . .          --      (129,000)       (113,000)       (32,000)     (274,000)
                                                  -----------  ------------  --------------  -------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . .  $ (185,000)  $(2,463,000)  $    (461,000)  $ (5,752,000)  $(8,861,000)
                                                  ===========  ============  ==============  =============  ============
Net loss per common
  share-Basic and Diluted. . . . . . . . . . . .  $    (0.01)  $     (0.09)  $       (0.02)  $      (0.20)  $     (0.31)
                                                  ===========  ============  ==============  =============  ============


                             QUARTERS  ENDED  1998




                                                  MARCH 31     JUNE 30       SEPTEMBER 30    DECEMBER 31    TOTAL
                                                  -----------  ------------  --------------  -------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . .  $8,746,000   $ 7,013,000   $   7,225,000   $  7,563,000   $30,547,000
Gross profit . . . . . . . . . . . . . . . . . .   5,223,000     3,835,000       4,280,000      4,669,000    18,007,000
Loss from operations . . . . . . . . . . . . . .   1,610,000    (1,178,000)        988,000        407,000     1,827,000
Other (expense) income, net. . . . . . . . . . .      (7,000)      (41,000)        (64,000)       (97,000)     (209,000)
                                                  -----------  ------------  --------------  -------------  ------------
(Loss) before provision (benefit) for
  income taxes . . . . . . . . . . . . . . . . .   1,603,000    (1,219,000)        924,000        310,000     1,618,000
Provision (benefit) for income taxes . . . . . .     (34,000)      (45,000)             --        679,000       600,000
                                                  -----------  ------------  --------------  -------------  ------------
Net (loss) . . . . . . . . . . . . . . . . . . .  $1,637,000   $(1,174,000)  $     924,000   $   (369,000)  $ 1,018,000
                                                  ===========  ============  ==============  =============  ============
Net (loss) per common share-- Basic and Diluted.  $     0.06   $     (0.04)  $        0.03   $      (0.01)   $     0.04
                                                  ===========  ============  ==============  =============   ===========

NEW  AUTHORITATIVE  PRONOUNCEMENTS

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

INFLATION

Management believes that the effect of inflation will not have a significant impact on the Company's financial position or results of operations.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

The Company's primary market risk exposure is interest rate risk. As of December 31, 1999, all of the Company's debt obligations were subject to variable interest rates. The Company will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The following Financial Statements are filed with this Annual Report as pages F-1 through F-23. The Index to Financial Statements appears on page F-1 of this Annual Report.

     Report  of  Independent  Public  Accountants
     Balance  Sheet
     Statements  of  Operations
     Statements  of  Shareholders'  Equity
     Statements  of  Cash  Flows
     Notes  to  Financial  Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has notified Arthur Andersen LLP that they will be replaced by another firm upon completion of the 1999 audit. The Company does not have any disagreement with its accountants regarding accounting or financial disclosure. When auditing our consolidated financial statements for the year ending December 31, 1999, our independent auditors reported conditions they believed to be material weaknesses in the Company's system of internal accounting and financial controls. In response, management has begun to identify measures to improve the Company's system of internal controls, including implementing more rigorous internal accounting policies, procedures and controls. Management believes these improved procedures should correct the noted weaknesses.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table lists the names, ages, and positions of the Company's directors, executive officers and other significant employees who were employed by the Company in 1999.



NAME. . . . . . . . . . .  AGE  OFFICER SINCE  DIRECTOR SINCE  POSITION
-------------------------  ---  -------------  --------------  -----------------------------------------------
Mr. Andrew Vollero, Jr. .   63           1999            2000  Chairman of the Board
Mr. Klee Irwin. . . . . .   34           1998            1998  President and Chief Executive Officer, Director
Mr. Albert Kashani. . . .   40              -            2000  Director
Mr. Christof Ballin . . .   35              -            2000  Director
Mr. Marty Sumichrast. . .   58              -            2000  Director
Mr. R. Lindsey Duncan (1)   37           1993            1993  Chairman of the Board, Director
Mr. Louis Mancini (2) . .   54           1999            1999  President and Chief Executive Officer, Director
Mr. Jonathan Diamond (3).   41              -            1998  Director
Mr. James Jeffs (4) . . .   49              -            1998  Director
Mr. Santo Panzarella (5).   60              -            1999  Director

    (1)     Served as Chairman of the Board and a Director until  March 12, 2000
    (2) Served as a Director until October 1999. Served as President and Chief Executive Officer April 20, 1999 until March 12, 2000.
    (3)     Served  as  a  Director  until  March  3,  2000
    (4)     Served  as  a  Director  until  July  1999
    (5)     Served  as a Director from December 22, 1999 until February 20, 2000

Mr. Andrew Vollero, Jr. became Chairman of the Board of Omni Nutraceuticals on March 12, 2000, and has served as a Director since 1999. Mr. Vollero is an independent general management consultant and private investor specializing in the small business area since 1970. During that period, Mr. Vollero has worked with over 100 companies, mostly privately held and in non-high tech industries. Since 1994, Mr. Vollero has served as a Board member of AC International, A.C. Vroman, Inc., Vroman Real Estate Ventures, Magnum Air and Rahn Industies. Mr.
Vollero  is  a  graduate  of  Yale  and  Harvard  Business  School.

 Mr. Klee Irwin. Mr. Irwin served as the President and Chief Executive Officer of Omni Nutraceuticals from June 30, 1998 until April 20, 1999. Prior to June 30, 1998, Mr. Irwin served as the President and Chief Executive Officer of Irwin Naturals, which he founded in 1995. Prior to his involvement in Irwin Naturals, beginning in 1989, Mr. Irwin served as a vice president of sales and marketing and general manager of Helsneva Labs, a division of Pantron I Corp., a privately held consumer products company. Mr. Irwin served as the Chief Executive Officer and a Director of HealthZone.com, the Company's e-commerce subsidiary in 1999 and rejoined Omni as the Chief Executive Officer and President in March 2000.

Mr. Albert Kashani. Mr. Kashani became a director on March 12, 2000. He has been specializing in transactional and business litigation matters at his own practice, the Law Offices of Albert R. Kashani. From 1991 to the present, Mr. Kashani has been a principal executive officer of Menorah Fusing & Services, Inc., a clothing interlining business, and its predecessors. From 1995 to 1998, Mr. Kashani was a tax consultant at Ernst & Young, LLP in Los Angeles. In 1988, Mr. Kashani founded Torina, Inc., a clothing manufacturing company. Mr. Kashani received his Bachelor of Arts degree in Economics from California State University, Northridge, in 1992, and graduated from University of Southern California Law Center in 1995. Mr. Kashani is currently a member of the Board of Directors of two other publicly traded companies, named Electronic Components & Systems, Inc. and Integrated Communication Networks, Inc.

Mr. Christof Ballin. Mr. Christof Ballin became a director on March 12, 2000. He graduated from California State University Fullerton with a Bachelor of Arts degree in International Business. He has over 10 years of management experience within the healthcare field and is a former Managing Director, South East Asia, of Allergan, Inc., which is a U.S. Fortune 500 Specialty Healthcare Company. Mr. Ballin is currently the Chairman and CEO of the American Academy of Nutrition, College of Nutrition which is a Nationally Accredited Distance Education College focused on the field of Nutrition.

Mr. Martin A. Sumichrast. Mr. Sumichrast became a director on March 12, 2000. He is the co-founder, Chairman of the Board, Chief Executive Officer and President of Global Capital Partners, Inc. Mr. Sumichrast has held various positions at Global Capital Partners, Inc. since its inception in 1993. Mr. Sumichrast is a Director of EB I Securities Corporation and Chairman of MoneyZone.com.

Mr. James Jeffs. Mr. Jeffs is the Managing Director of the Whittier Trust Company, an investment management firm based in Pasadena, California. Prior to joining the Whittier Trust Company, Mr. Jeffs created the private capital management division at Trust Services of America (TSA) served as its Chief
Investment  Officer  and  President  of  TSA  Capital  Management.

Mr.  Jon Diamond. Mr. Diamond has served as the Chairman and Managing Partner of
J. Diamond Group, L.P., a media entertainment investment partnership from January 1993 through June 1995, and as Vice Chairman of N2K Inc., a media and entertainment company from June 1995 to March 1999. Mr. Diamond is currently the Chairman of CDNow, a media entertainment company and a successor by way of merger of N2K Inc., a position he has held since March 1999.

The Board of Directors met 19 times during 1999 for regular Board of Directors meetings. All directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held while they were members and (ii) the total number of meetings held by all Committees of the Board of Directors on which they served as members. In addition, on several occasions, the Board of Directors gave their unanimous written consent on issues involving normal corporate business. The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee, and the Long-Term Stock Incentive Plan Administration Committee ("LTSIP Administration Committee"). During 1999, the Audit Committee and the LTSIP Administration Committee were composed of Messrs. Diamond and Jeffs . The Audit and LTSIP Administration Committees did not meet during 1999, the functions of such committees being performed by the Board of Directors as a whole. The LTSIP Administration Committee is responsible for overseeing the Company's Long-Term Stock Incentive Plan (the "LTSIP") including, subject to the express terms of the LTSIP, making awards, interpreting the LTSIP, amending and rescinding rules and other duties related to the proper implementation of the LTSIP. During 1999, the Compensation Committee was composed of Messrs. Duncan and Irwin. The Compensation Committee met once in 1999. The primary responsibility of the Compensation Committee is to establish and review the compensation policies of the Company, including those for executives. During 1999, the Company did not have a nominating committee, the functions of such a committee being performed by the Board of Directors as a whole.

In 1999, the LTSIP provided that upon assuming office, each non-employee director would be granted a non-qualified option to acquire 5,000 shares of Common Stock at an exercise price equal to 100% of the fair market value on the date of grant. One-half of the grant shall become exercisable upon completion of one year of service as a director and the remaining balance upon completion of two years of service as a director. All options have a five-year expiration term.

In December 1999, the LTSIP was amended to grant 75,000 options at market price at the time of grant over three years to new directors.

Directors do not receive compensation for attending meetings of the Board of Directors. Directors are reimbursed for their reasonable travel and lodging expenses incurred attending meetings.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Form 3, 4 and 5 of their beneficial holdings and transactions in the Company Common Stock. With the exception of Form 3's required to be filed by Messrs. Vollero and Panzarella on becoming directors in October 1999 and a Form 4 filing required to have been made by Mr. Irwin in connection with a sale of common stock in September 1999 pursuant to Rule 144 and a capital contribution to the Company in October, 1999, during 1999, all such reports were filed in a timely manner.

ITEM  11.  EXECUTIVE  COMPENSATION

The following table shows, for the years ended December 31, 1999, 1998 and 1997 the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to Company's five most highly compensated executive officers (the "Named Individuals") during 1999:

                           SUMMARY COMPENSATION TABLE




                                                  Long Term Compensation
                                                    ----------------------
                                Annual Compensation                     Awards                   Payouts
                                                                Restricted   Securities                         All Other
Name and Position . .  Year        Salary     Bonus     Other   Stock Award  Underlying Options  LTSIP Payouts Compensation

R. Lindsey Duncan (2)   1999    $ 225,000  $ 50,000  $    0            0                   0  $            0           0
                        1998      192,219         0       0            0              50,000               0           0
                        1997      150,000         0       0            0             401,252               0           0

Klee Irwin (1). . . .   1999      259,808         0       0            0                   0               0           0
                        1998      455,000         0       0            0              50,000               0           0
                        1997            0         0       0            0                   0               0           0

Louis Mancini (3) . .   1999      284,615         0       0            0                   0               0           0

Rockwell Schutjer . .   1999       51,923         0       0            0                   0               0           0
                        1998      122,163         0       0            0                   0               0           0
                        1997       80,000         0       0            0                   0               0           0
                        1996       80,000         0       0            0             132,500               0           0

(1) Mr. Irwin's employment ceased on April 20, 1999, and his options have expired unexercised. Mr. Schutjer's employment with Omni Nutraceuticals ceased on July 15, 1999. Mr. Schutjer's options have expired unexercised.

(2) Mr. Duncan's options remain exercisable subject to the terms of the Withdrawal Agreement.

(3)  Mr. Mancini's options were cancelled pursuant to the Termination Agreement.

OPTION  GRANTS

The following table presents information with respect to the Named Individuals concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999.

Individual  Grants
------------------


                                                                                                    Potential Realizable Value
                                                                                                    at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation for
                                     % Total                                                        Option Term
            Number of Securities  Options/SARS
            Underlying Options     Granted to
            /SARS Granted         Employees in   Exercise    Stock Price on
                                   Fiscal Year     Price       Grant Date     Expiration Date      0%      5%       10%
R. Lindsey
Duncan         550,000               --           $2.00           $2.00          6/30/03            --      --       --



OPTION  EXERCISES  AND  HOLDINGS

The following table presents information with respect to the Named Individuals concerning the exercise of options during 1998 and unexercised options held as of February 15, 2000:





                                                               Number of Unexercised
                                                               In-The-Money Options at     Value of Unexercised Options at
                                                               December 31, 1999 (1)       December 31, 1999
                                                               ------------------------    -----------------
Name. . . . . . .  Shares Exercised (#)   Value Realized ($)   Exercisable  Unexercisable  Exercisable  Unexercisable

R. Lindsey Duncan          0                  $   0            1,003,029        33,334        $0           $0

(1) Based on the closing market price of $1.125 per share for the Company's Common Stock as of December 31, 1999.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

R. Lindsey Duncan, and Klee Irwin, the Company's current Chief Executive Officer, served on the Compensation Committee of the Board of Directors during 1999.

EMPLOYMENT  AGREEMENTS

Upon the consummation of the Merger, both Mr. R. Lindsey Duncan and Mr. Klee Irwin entered into substantially similar three-year employment agreements with Omni Nutraceuticals. In 1999, Mr. Duncan was employed as Chairman of the Board and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin was employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position until April 20, 1999. On that date, Mr. Irwin resigned, as Chief Executive Officer of Omni Nutraceuticals and his employment agreement was terminated effective April 20, 1999. In connection with his resignation the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, the Company's wholly owned e-commence subsidiary ("HealthZone"). In October of 1998 (as revised in June 1999), Omni Nutraceuticals entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

These employment agreements provide for: (i) annual salaries of $225,000, and $300,000 for Messrs. Duncan and Mancini, respectively; (ii) the right for Mr. Duncan to receive an annual bonus equal to 2% of the consolidated earnings before income taxes in excess of $6,000,000 and the right for Mr. Mancini to receive an annual bonus of 2% of earnings before depreciation, interest, individual taxes and amortization above six (6), eight (8), twelve (12) and fourteen (14) million dollars for the years 1999-2002, respectively; and (iii) the right to participate in all retirement and welfare, benefit, fringe, perquisite and other plans and programs applicable generally to other key executives in effect at any time. In addition, all the above are entitled to reimbursement for their reasonable business expenses.

Under his terminated employment agreement Mr. Irwin received an annual salary of $350,000 and the right to the same annual bonus and to participate in the same retirement and welfare, benefit, fringe, perquisite and other plans and programs as Mr. Duncan. All of the Employment Agreements have been terminated. See "Item 13. Certain Relationships and Related Transactions--Irwin Settlement Agreement" and "Recent Changes in Management" below.



RECENT  CHANGES  IN  MANAGEMENT

Mr.  Duncan's  Withdrawal

Effective on March 12, 2000 (the "Effective Date"), Mr. R. Lindsay Duncan, the former Chairman of the Board of Omni, and his spouse, Cheryl Wheeler, entered into an Agreement dated March 11, 2000 (the "Withdrawal Agreement") with the Company, pursuant to which (i) Mr. Duncan agreed to resign from the Board of Directors of the Company (the "Board"), terminate his employment agreement with the Company (the "Employment Agreement") and cease all further involvement with the Company, and (ii) Mr. Duncan and Cheryl Wheeler both agreed to (A) vote their respective shares of the common stock of the Company (or give their written consent) on all matters on the same proportionate basis as the remaining shareholders of the Company vote their shares (or give their written consent) on such matters for a period of five years from the Effective Date, and (B) appoint Andrew Vollero, Jr., currently a director of the Company, as attorney-in-fact for each of them to vote their shares of Common Stock (or give their written consent) as aforesaid.

Mr. Duncan's agreement to resign from the Board and terminate the Employment Agreement was conditioned upon the occurrence of certain enumerated events, circumstances or conditions, each of which occurred or was satisfied or waived on or before March 12, 2000, including the following:

(i) The execution and delivery by the Company of an indemnity agreement indemnifying Mr. Duncan and related persons for losses in connection with his services to the Company (the "Indemnity Agreement").

(ii) In settlement of the remaining obligations owed Mr. Duncan under the Employment Agreement, the extension of the exercise and expiration dates of all of his existing stock options to purchase 1,003,029 shares of the Common Stock to the seventh anniversary of the Effective Date.

(iii) The receipt by Mr. Duncan of $1,500,000 in net proceeds from the sale of shares of Common Stock owned by Mr. Duncan at a price of $3.00 per share in one or more transactions which were not required to be aggregated with sales made by Mr. Duncan pursuant to Rule 144 promulgated under the Securities Act of 1993, as amended.

(iv) The execution and delivery by American Equities LLC and Corporate Financial Enterprises, Inc. (collectively, the "Investors") of a term sheet providing for the purchase by the Investors from the Company of 2,000,000 shares of 5% Convertible Preferred Stock, Series A and warrants to purchase up to 500,000 shares of Common Stock for an aggregate purchase price of $2,000,000.

(v) The execution and delivery by each of the Investors to Mr. Duncan of a General Release.

(vi) The execution and delivery by the Company and Mr. Duncan of a Registration Rights Agreement (the "Registration Rights Agreement").

(vii) The termination of the Voting Agreement dated October 8, 1999 by and between Mr. Duncan and Klee and Margareth Irwin.

(viii) The execution and delivery by each of Klee Irwin and Mr. Duncan of mutual General Releases.

All of the above conditions were satisfied or waived and Mr. Duncan resigned from the Board and terminated the Employment Agreement effective March 12, 2000.

Change  in  Management
----------------------

At a meeting of the Board held on March 12, 2000 (the "Board Meeting"), at which the Withdrawal Agreement and the ancillary agreements executed and delivered by the Company in connection therewith were approved, ratified and adopted, the Board filled the vacancies created by the resignations of Mr. Santo P. Panzarella as a Class III director and Mr. Jonathan Diamond as a Class II director, with the election of Messrs. Christof Ballin and Albert Kashani, respectively. Upon Mr. Duncan's resignation as a Class I director, the vacancy created thereby was filled with the appointment of Mr. Martin Sumichrast. Each of these individuals was appointed to serve in such respective capacities for the remaining balance of his respective term of office until his successor has been duly elected and has qualified.

At the Board Meeting, the Board terminated Mr. Louis Mancini's employment as President and Chief Executive Officer of the Company and Mr. Klee Irwin was appointed to fill the vacancy created thereby. The Company negotiated a settlement with Mr. Mancini regarding the terms under which his employment has been terminated. Pursuant to the terms of the settlement, Mr. Mancini is entitled to (i) payment of unpaid salary, vacation and sick pay in an amount of $22,644.23; (ii) cancellation of all Mr. Mancini's stock options outstanding other than 50,000 previously vested options at $2.50 per share provided they are exercised prior to December 31, 2000; (iii) forgiveness by the Company of an outstanding indebtedness in the original principal amount of $350,000 made to Mr. Mancini by the Company; (iv) waiver by Mr. Mancini of any and all other compensation and/or benefits by the Company or any of its subsidiaries; and (v) mutual releases between Mr. Mancini and the Company, R. Lindsey Duncan and his spouse, Klee Irwin and his spouse and Andrew Vollero, Jr.

At the Board Meeting, the Board also authorized the termination of that certain Settlement Agreement dated October 8, 1999, by and among the Company and Mr. and Mrs. Klee Irwin, and the ancillary agreements executed and delivered by the Company in connection therewith. See Item 13 "Certain Relationships and Related Transactions"

By letter dated April 10, 2000, Mr. Martin Sumachrast resigned, for personal reasons, as a director of the Company. Mr. Sumachrast did not resign because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices or otherwise any other matter required to be disclosed.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table includes information as of March 31, 2000 concerning the beneficial ownership of the holdings of Common Stock by (i) all persons who are known by Omni Nutraceuticals to hold five percent or more of the outstanding shares of Common Stock, (ii) each of the directors of Omni Nutraceuticals, (iii) each executive officer of Omni Nutraceuticals, and (iv) all directors and executive officers of Omni Nutraceuticals as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investing power with respect to shares shown as beneficially owned by them.

<BTB>
 Name and Address of Beneficial Owner     Shares Beneficially Owned     Percent
 ------------------------------------     -------------------------     -------
PRINCIPAL  SHAREHOLDER
R.  Lindsey  Duncan
1750  Chastain  Pkwy,
Pacific Palisades, CA
90066 (1) (2) (3) (4)                             6,806,369               23.6%

Klee  and  Margareth  Irwin
7825 Veragua Drive,
Playa del Rey, CA 90293                          14,688,335               43.5%

DIRECTORS  AND  EXECUTIVE  OFFICERS
Klee  Irwin  (5)                                 See  Above
Louis  Mancini  (2)                                       0                0.0%
Christof  Ballin  (6)                                15,000                   *
Martin  Sumichrast  (7)                                   0                0.0%
Jonathan  Diamond                                    25,000                   *
Santos  Panzarella                                        0                   *
Andrew  Vollero  (3)                                 25,000                   *
Albert Kashani                                            0                   *

ALL DIRECTORS AND OFFICERS AS A GROUP            21,559,704               74.6%


 *Less  than  1%

     (1) Includes 405,439 shares of Common Stock owned by Cheryl Duncan, Mr. Duncan's wife. Mr. Duncan disclaims ownership of such shares.

     (2)     Options  have  been  cancelled  pursuant  to Termination Agreement.

     (3) Became a director of Omni Nutraceuticals effective October 8, 1999. Includes 4,803,340 shares of common stock registered in the names of R. Lindsey Duncan and Cheryl Wheeler over which Mr. Vollero exercises an irrevocable proxy.

     (4) Served as an executive officer of Omni Nutraceuticals during 1999 and appears in the Summary Compensation Table. Resigned effective March 12, 2000

     (5) Resigned as an officer of Omni Nutraceuticals effective April 20, 1999. Became Chief Executive Officer of the Company on March 12, 2000.

     (6)     Became  a  director  on  March  12, 2000.

     (7) Became a director on March 12, 2000 and resigned from the Board April 10, 2000.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In June and October 1998, the Company entered into employment agreements with the former Chairman of the Board, current Chief Executive Officer and former Chief Executive Officer and President (see Note 10 of Notes to Financial
Statements).  All  such  employment  agreements  have  been  terminated.

On October 8, 1999, the Company and Mr. Klee Irwin entered into a settlement agreement (the "Settlement Agreement') in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin. Among the principal terms of the settlement were the following:

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

(b) Mr. Irwin agreed to assume the defense of a claim asserted by the former shareholders of Health and Vitamin Express, Inc. ("HVE"), a company acquired by HealthZone in February 1999, and in connection therewith agreed to indemnify the Company from any liability associated therewith except that the Company agreed to issue up to 363,636 shares of common stock to the former HVE shareholders in settlement of their claim.

(c) Mr. Irwin agreed to reimburse the Company for any excess tax payments made on his and his wife's behalf since October 17, 1997 attributable to all periods prior to the merger of Irwin Naturals with and into 4Health, Inc.

(d) Mr. Irwin agreed to fund substantially all the net operating losses of HealthZone pending its spin-off or sale by means of purchases of shares of HealthZone common stock at a price per share based upon a base valuation (as adjusted) for HealthZone of $3,500,000, until at least $280,00 in aggregate common stock purchases have been made, after which such price per share shall be based upon the greater of such base valuation (as adjusted) or HealthZone's then market value.

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

On or about the date of the Settlement, Mr. Irwin made a capital contribution of $410,000, and returned 941,436 shares of Omni Nutraceutical common stock to the Company. The Company has set aside 363,363 of these shares to be issued, if necessary, to the former owners of HVE, and the remainder will be reflected as treasury stock.

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

Effective March 12, 2000, the Settlement Agreement and all ancillary agreements thereto, including the Voting Agreement between Mr. Duncan and Mr. Irwin, were terminated.

SUBSEQUENT  EVENTS

On January 24, 2000, the Company completed an equity transaction with American Equities, LLC and Corporate Financial Enterprises, Inc. (collectively, the "Investors") that was intended to provide up to $5,100,000 of capital to the Company and its wholly owned Internet subsidiary HealthZone.com ("HealthZone").

Under the terms of the transaction, the Company issued 3,000,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares ") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment, with an additional 1,500,000 shares to be issued in July 2000, subject to the Company meeting certain performance criteria. The aggregate purchase price for the Preferred Shares and warrants was $4,000,000 payable in two installments, the first in the amount of $2,000,000 and, subject to the satisfaction of certain performance targets, the second in the amount of $2,000,000. Concurrently with the first installment payment, HealthZone issued 222,222 shares of its common stock (representing approximately 10% of HealthZone's issued and outstanding shares of common stock) and a seven year warrant to purchase up to 37,000 shares of its common stock at an exercise price, subject to adjustment, equal to the lesser of $1.00 or 70% of the lowest price received by HealthZone on future sales of its capital stock, for a purchase price of $1,000,000. The Company also agreed to lend HealthZone $1,000,000 out of second installment proceeds. The Company used the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes. The Preferred Shares are convertible into an aggregate of 3,000,000 shares of Company common stock (assuming issuance of the full amount of Preferred Shares), subject to adjustment. The Preferred Shares are not redeemable but may be subject to mandatory conversion under certain circumstances. The Preferred Shares will vote together with the common stockholders on an as converted basis and will have separate class voting rights to elect one director and in connection with certain corporate changes. The Preferred Shares will carry a liquidation preference of $.60 per share and an annual dividend rate of $.05 per share, payable semi-annually. The Company may elect to pay the dividend in additional Preferred Shares at a rate of .05 share of Preferred Stock.

In connection with the above transaction, the Company has (i) amended its Articles of Incorporation to provide for the Preferred Shares, (ii) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone, and (iii) the entered into two separate consulting agreements, pursuant to one of which the Company to issued 560,000 restricted shares of its Common Stock.

On March 24, 2000 all of the outstanding shares of Preferred Shares were mandatorily converted into 2,016,438 shares of common stock.

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K


(a)     (1)     Financial  Statements.  See  Index  to Financial Statements
               (and Financial Statement Schedules) at page 27 of this Form 10-K
        (2)     Financial  Data Schedule. All other schedules required by Form
                10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were not required under the instructions contained in Regulation S-X
        (3)     Exhibits.  See  Exhibit  Index  at  page 24 of this Form 10-K.

(b)     (1)     Form  8-K  dated  March 12, 2000 regarding the issuance of equity  securities to American Equities LLP and Corporate
                Financial Enterprises, Inc.
        (2)     Form  8-K  dated  April 14, 2000 regarding changes in
                management and other issues

EXHIBIT  INDEX

<BTB>
                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
- ----------  -----------  ----------------------------------------------------------------------  --------------------

<BTB>
 Item 2.                 Plan of Acquisition, Reorganization, Liquidation, or Succession

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

   2.05          2       Agreement to Purchase Asset of Inholtra Naturals Limited                Incorporated by
                                                                                                 Reference (9)

   2.06          2       Agreement & Plan of Merger with Health Vitamin Express Inc. ("HVE")     Incorporated by
                                                                                                 Reference (9)

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

   3.02          3       Articles of Merger and related Plan of Merger                           Incorporated by
                                                                                                 Reference (5)

   3.03          3       Bylaws                                                                  Incorporated by
                                                                                                 Reference (5)

   3.04          3       Articles of Merger and related Plan of Merger                           Incorporated by
                                                                                                 Reference (4)

   3.05          3       Form of Articles of Merger and related Plan of Merger                   Incorporated by
                                                                                                 Reference (7)

   3.06          3       Bylaws - Change to By-Laws Eliminating Executive Committtee             Incorporated by
                         Approved by Shareholders in December 1999                               Reference (15)

   3.07          3       Form of Articles of Merger and related Plan of Merger                   Incorporated by
                         Amendment to Articles Changing Name and Authorizing the Series          Reference (14)
                         A Preferred Stock

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

   4.04          4       Form of Consent, Approval, and Irrevocable Proxy respecting certain     Incorporated by
                         4Health stockholders with related schedule                              Reference (4)

   4.05          4       Specimen Common Stock Certificate                                       Incorporated by
                                                                                                 Reference (4)

   4.06          4       Specimen Warrant Certificate                                            Incorporated by
                                                                                                 Reference (4)

   4.07          4       Warrant certificates between 4Health and Allen & Company Incorporated   Incorporated by
                         dated April 15, 1997                                                    Reference (6)

   4.08          4       Stock Purchase Agreement by and among Omni Nutraceuticals, Inc. and     Incorporated by
                         HealthZone.com, Inc. and American Equities, LLC and Corporate           Reference (14)
                         Financial Enterprises, Inc. dated as of January 24, 2000

   4.09          4       Registration Rights Agreement among Omni Nutraceuticals, Inc. and       Incorporated by
                         American Equities, LLC and Corporate Financial Enterprises, Inc.        Reference (14)
                         dated as of January 24, 2000

   4.10          4       Warrant Agreement among Omni Nutraceuticals, Inc. and American Equities Incorporated by
                         LLC and Corporate Financial Enterprises, Inc. dated as of January       Reference (14)
                         24, 2000.

   4.11          4       Warrant Agreement between HealthZone.com, Inc. and American Equities    Incorporated by
                         LLC and Corporate Financial Enterprises, Inc. dated as of January       Reference (14)
                         24, 2000

 Item 5.                 Other Items

   5.01          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Norwest Business Credit, Inc.                                           Reference (1)

   5.02          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Wells Fargo Bank.                                                       Reference (9)

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
- ----------  -----------  ----------------------------------------------------------------------  --------------------
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

  10.06         10       Form of Non-Negotiable Promissory Note                                  Incorporated by
                                                                                                 Reference (7)

  10.07         10       Promissory Note to issued into Inholtra Naturals Limited                Incorporated by
                                                                                                 Reference (9)

  10.08         10       Consulting Agreement with Michael Driver                                Incorporated by
                                                                                                 Reference (9)

  10.09         10       Employment Agreement with Louis Mancini, Lindsey Duncan & Klee Irwin    Incorporated by
                                                                                                 Reference (9)

  10.10         10       Letter of Intent with Klee Irwin dated April 16, 1999                   Incorporated by
                                                                                                 Reference (10)

  10.11         10       Indemnity Agreement with Klee Irwin dated April 19, 1999                Incorporated by
                                                                                                 Reference (10)

  10.12         10       Secured Credit Agreement by and among Irwin Naturals/4 Health, Inc      Incorporated by
                         as Borrower, and First Source Financial LLP, as Agent and Lender        Reference (11)
                         dated as of June 10, 1999.

  10.13         10       Settlement Agreement dated October 8, 1999 between Omni                 Incorporated by
                         Omni Nutraceuticals, Inc. and Klee Irwin                                Reference (12)

  10.14         10       Tax Indemnification and Allocation Agreement dated October 8, 1999      Incorporated by
                         between Omni Nutraceuticals, Inc. and Klee Irwin                        Reference (12)

  10.15         10       Voting Agreement dated October 8, 1999 by and among Klee Irwin          Incorporated by
                         and Margareth Irwin and R. Lindsey Duncan.                              Reference (12)

  10.16         10       Escrow Agreement dated October 8, 1999 by and among Klee Irwin          Incorporated by
                         Wells Fargo Bank as the Escrow Agent and Omni Nutraceuticals            Reference (12)

  10.17         10       Amendment No. 1 to Settlement Agreement dated October 8, 1999           Incorporated by
                         between Omni Nutraceuticals, Inc. and Klee Irwin                        Reference (14)

  10.18         10       Consulting Agreement by and between Omni Nutraceuticals, Inc            Incorporated by
                         and Corporate Financial Enteprises, Inc. dated as of January 24, 2000   Reference (14)

  10.19         10       Consulting Agreement by and between Omni Nutraceuticals, Inc. and       Incorporated by
                         Monfort Investments dated as of January 24, 2000                        Reference (14)

  10.20         10       Lock up Agreement by Klee Irwin and B. Lindsey Duncan                   Incorporated by
                                                                                                 Reference (14)

  10.21         10       Indemnity Agreement between Omni Nutraceuticals, Inc. and Reid          Incorporated by
                         Breitman                                                                Reference (14)

  10.22                   Agreement  dated  March  11,  2000  among the Company,                 Incorporated by
                          R. Lindsay Duncan  and  Cheryl  Wheeler                                Reference (15)

  10.23                   Indemnity Agreement dated March 11, 2000, between the                  Incorporated by
                          Company and R.  Lindsay  Duncan                                        Reference (15)

  10.24                   Term  Sheet dated March 11, 2000 between the Company                   Incorporated by
                          and American Equities  LLC                                             Reference (15)

  10.25                   Registration  Rights  Agreement dated  March  11, 2000                 Incorporated by
                          among the Company,  R.  Lindsay  Duncan  and  Cheryl                   Reference (15)
                          Wheeler

  10.26                   Consulting  Agreement between the Company and Liviakis                 Incorporated by
                          Financial Communications,  Inc.                                        Reference (15)

  10.27                   Termination Agreement between the Company and Louis                    Incorporated by
                          Mancini                                                                Reference (15)


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


- ------------------------

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

(6) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.

(7) Proxy Statement of 4Health, Inc. dated June, 1998.

(8) Incorporated by reference from Irwin Naturals/4/Health Annual Report on Form 10-K for the year ended December 31, 1998.

(9) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference from the Company's report on Form 8-K filed on June 7, 1999.

(11) Incorporated by reference from the Company's report on Form 8-K filed on July 22, 1999.

(12) Incorporated by reference from the Company's report on Form 8-K filed on October 28, 1999.

(13) Incorporated by reference from the Company's proxy statement filed on December 10, 1999

(14) Incorporated by reference from the Company's report on Form 8-K filed on January 31, 2000.

(15) Incorporated by reference from the Company's report on Form 8-K filed on April 14, 2000.

ITEM  1.                      FINANCIAL  STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS




                                         PAGE

Report  of  Independent  Public  Accountants                          F-2
Balance  Sheets  as  of  December  31,  1999  and  1998               F-3
Statements  of  Operations  for  each  of  the  three
   years in the period ended December 31, 1999                        F-4
Statements  of  Shareholders'  Equity  for  each  of  the
   three  years  in  the period ended December 31, 1999               F-5

Statements  of  Cash  Flows  for  each  of  the  three years
   in the period ended December  31,  1999                            F-6
Notes  to  Financial  Statements                                      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To  Omni  Nutraceuticals,  Inc.:

We have audited the accompanying consolidated balance sheets of Omni Nutraceuticals, Inc. (a Utah corporation) and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Nutraceuticals, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, for the year ended December 31, 1999, the Company incurred a loss from operations of $8,306,000, and at December 31, 1999, the Company had a working capital deficit of $6,364,000 and a retained deficit of $17,554,000 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



   /s/  ARTHUR  ANDERSEN  LLP


Los  Angeles,  California
April  12,  2000

                            OMNI NUTRACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS






                                                                   DECEMBER 31   DECEMBER 31
                                                                           1999          1998
                                                                   ------------  ------------

ASSETS

CURRENT ASSETS:
Cash                                                               $          -  $    426,000
Accounts receivable, net of reserves and allowances
   of $3,163,000 in 1999 and $1,131,000 in 1998                       6,776,000     6,023,000
Inventories                                                           5,972,000     2,855,000
Prepaid expenses and other                                              539,000       290,000
Current portion of receivables from officers and shareholder                  -       497,000
Current portion of notes receivable                                      11,000        99,000
                                                                   ------------  ------------

      TOTAL CURRENT ASSETS                                           13,298,000    10,190,000

Building held for sale                                                        -     1,521,000
Property and equipment, net                                           1,516,000       627,000
Trademarks, net of accumulated amortization of
    $726,000 in 1999 and $13,000 in 1998                             12,798,000        99,000
Goodwill, net of accumulated amortization of $484,000 in 1999         2,422,000             -
Intangibles, net of accumulated amortization of $307,000 in 1998              -       420,000
Finance fees, net of accumulated amortization of $110,000 in 1999       934,000             -
Other assets                                                            320,000        55,000
Receivables from officers and shareholder, net of current portion             -       175,000
Notes receivable, net of current portion                                439,000             -
                                                                   ------------  ------------

                                                                   $ 31,727,000  $ 13,087,000
                                                                   ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY





CURRENT LIABILITIES:
Cash overdraft                                                 $    165,000   $         -
Accounts payable                                                  7,176,000     2,637,000
Accrued liabilities                                               2,875,000       942,000
Line of credit                                                    6,436,000     1,000,000
Current portion of term loan                                      2,332,000             -
Current portion of notes payable                                    176,000       328,000
Income taxes payable                                                 52,000       438,000
Customer deposits                                                   450,000       450,000
                                                               -------------  ------------

      TOTAL CURRENT LIABILITIES                                  19,662,000     5,795,000
                                                               -------------  ------------

Term loan, net of current portion                                10,085,000             -
Notes payable, net of current portion                               102,000     1,423,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Shares issuable under legal settlement                            1,200,000             -
Preferred stock; $1 par value; 5,000,000 shares authorized;
    Issued and outstanding, none                                          -             -
Common stock, $.01 par value; 50,000,000 shares authorized;
    Issued  -  27,352,009 in 1999 and 27,857,139 in 1998;
    Outstanding  -  27,261,119 in 1999 and 27,766,249 in 1998       274,000       279,000
Additional paid-in capital                                       18,008,000    14,333,000
Treasury stock, 90,890 shares at cost                               (50,000)      (50,000)
Retained deficit                                                (17,554,000)   (8,693,000)
                                                               -------------  ------------

                                                                  1,878,000     5,869,000
                                                               -------------  ------------

                                                               $ 31,727,000   $13,087,000
                                                               =============  ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            OMNI NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                  YEAR  ENDED DECEMBER 31,
                                                                  --------------------------

                                                                         1999          1998          1997
                                                    --------------------------  ------------  ------------

Net Sales                                           $              35,308,000   $30,547,000   $29,353,000
Cost of Sales                                                      17,847,000    12,540,000    13,303,000
                                                    --------------------------  ------------  ------------

           Gross profit                                            17,461,000    18,007,000    16,050,000
                                                    --------------------------  ------------  ------------

Costs and Expenses:
   Selling, general and administrative                             23,927,000    16,180,000    17,486,000
   Loss on write-off of intangibles                                   640,000             -             -
   Loss on write-off of goodwill                                            -             -     3,202,000
   Legal settlement                                                 1,200,000             -             -
                                                    --------------------------  ------------  ------------

                                                                   25,767,000    16,180,000    20,688,000
                                                    --------------------------  ------------  ------------

          Income (loss) from operations                            (8,306,000)    1,827,000    (4,638,000)
                                                    --------------------------  ------------  ------------

Other Income (Expense):
   Interest income                                                     32,000        10,000        52,000
   Interest expense                                                (1,339,000)     (163,000)     (167,000)
   Other                                                              478,000       (56,000)       36,000
                                                    --------------------------  ------------  ------------

                                                                     (829,000)     (209,000)      (79,000)
                                                    --------------------------  ------------  ------------

          Income (loss) before provision (benefit)
             for income taxes                                      (9,135,000)    1,618,000    (4,717,000)
Provision (benefit) for income taxes                                 (274,000)      600,000             -
                                                    --------------------------  ------------  ------------

Net income (loss)                                   $              (8,861,000)  $ 1,018,000   $(4,717,000)
                                                    ==========================  ============  ============

Income (loss) before provision for income taxes                                   1,618,000    (4,717,000)

Pro forma provision for income taxes (unaudited)                          N/A     1,345,000       765,000
                                                                                ------------  ------------

Pro form net income (loss) (unaudited)                                    N/A   $   273,000   $(5,482,000)
                                                                                ============  ============

Earnings (loss) per common share:
   Basic - historical                               $                   (0.31)  $      0.04   $     (0.17)
   Diluted - historical                             $                   (0.31)  $      0.04   $     (0.17)
   Basic - pro forma                                                      N/A   $      0.01   $     (0.20)
   Diluted - pro forma                                                    N/A   $      0.01   $     (0.20)

Weighted Average Shares Outstanding
   Basic - historical                                              28,177,000    27,747,000    27,365,000
   Diluted - historical                                            28,177,000    28,221,000    27,365,000
   Basic - pro forma                                                      N/A    27,747,000    27,365,000
   Diluted - pro forma                                                    N/A    28,221,000    27,365,000

    The accompanying notes are an integral part of these consolidated financial statements.

                            OMNI NUTRACEUTICALS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999






                               SHARES                                ADDITIONAL
                            ISSUABLE UNDER        COMMON STOCK        PAID IN         TREASURY STOCK      REATINED
                                                  ------------                        --------------
                            LEGAL SETTLEMENT     SHARES     AMOUNT     CAPITAL       SHARES     AMOUNT     DEFICIT       TOTAL
                            ----------------     ------     ------     -------       ------     ------     -------       -----


 BALANCE, December 31, 1996 $        -       27,210,374   $272,000   $11,235,000   90,890    $   (50,000) $(1,201,000) $10,256,000

 Issuance of common stock
  in connection with exercise
   stock options                     -          108,424      1,000       151,000      -            -              -        152,000

   Compensation expense
    incurred in connection
    with warrants issued for
    investment banking services      -             -          -          275,000      -            -              -        275,000

   Distributions                     -             -          -             -         -            -          (579,000)   (579,000)

   Issuance of common stock to
    old 4Health Shareholders
   pursuant to a realignment
   of equity interests               -          500,000      5,000        (5,000)     -            -              -            -

   Net loss                          -             -          -             -         -            -        (4,717,000) (4,717,000)
                             ------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997           -       27,818,798    278,000    11,656,000   90,890      (50,000)     (6,497,000)  5,387,000

 Issuance of common stock in
  connection with exercise
  of stock options                   -           38,341      1,000       172,000     -            -              -         173,000

Compensation expense incurred
 in connection with issuance
  of stock options                   -             -          -            6,000     -            -              -           6,000

Compensation expense incurred in
 connection with warrants issued
  for investment banking services    -             -          -          388,000     -            -              -         388,000

Distributions                        -             -          -             -        -            -         (1,103,000) (1,103,000)

Effect of Irwin Naturals
 termination of its "S"
  Corporation election               -             -          -        2,111,000     -            -         (2,111,000)        -

   Net income                        -             -          -             -        -            -          1,018,000   1,018,000
                              ----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998           -       27,857,139    279,000    14,333,000   90,890      (50,000)    (8,693,000)   5,869,000

Issuance of common stock in
 connection with HVE acquisition     -          363,636      4,000     2,269,000     -            -              -       2,273,000

Issuance of common stock in
 connection with exercise
  of stock options                   -           19,670          -        85,000     -            -              -          85,000

Issuance of common stock for
  services                           -           53,000      1,000       174,000     -            -              -         175,000

Compensation expense incurred in
 connection with issuance of
  warrants and options for
   services                          -             -          -          832,000     -            -              -         832,000

363,636 shares issuable under
 under legal settlement (see
  Note 12)                       1,200,000         -          -             -        -            -              -       1,200,000

 Capital contribution
  and return of shares
   (see Note 13)                     -         (941,436)   (10,000)      315,000     -            -              -         305,000

   Net loss                          -             -          -             -        -            -     (8,861,000)     (8,861,000)
                              -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999      $1,200,000   27,352,009   $274,000   $18,008,000   90,890  $  (50,000)$(17,554,000)     $1,878,000
                             =============   ==========   ========   ===========   ======  =========== ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            OMNI NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       YEAR ENDED DECEMBER 31,
                                                                       -------------------------
                                                                                           1999          1998          1997
                                                                       -------------------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $             (8,861,000)  $ 1,018,000   $(4,717,000)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities;
  Depreciation and amortization                                                       1,892,000       550,000       557,000
  Provision for returns, allowances and doubtful accounts                             3,153,000     2,116,000     2,549,000
  (Gain) loss on disposition of building, property and equipment                       (478,000)       10,000        99,000
  Loss on write-off of intangibles                                                      640,000             -             -
  Loss on write-off of goodwill                                                               -             -     3,202,000
  Legal settlement                                                                    1,200,000             -             -
  Issuance of warrants and options as compensation for services                         832,000       394,000       275,000
  Issuance for common stock for services                                                175,000             -             -
  Write-off of notes receivable                                                         389,000             -             -
  (Increase) Decrease in;
    Accounts receivable                                                              (3,906,000)   (3,239,000)   (3,559,000)
    Inventory                                                                        (3,367,000)     (693,000)      850,000
    Prepaid and other                                                                  (405,000)      119,000      (122,000)
   Increase (Decrease) in:
    Bank overdraft                                                                      165,000             -             -
    Accounts payable                                                                  4,539,000       583,000       132,000
    Accrued liabilities                                                               1,933,000      (375,000)       68,000
    Income taxes payable                                                               (386,000)      377,000      (682,000)
    Deferred income taxes                                                                     -       184,000       125,000
                                                                       -------------------------  ------------  ------------

          Net cash provided by (used in) operating activities                        (2,485,000)    1,044,000    (1,223,000)
                                                                       -------------------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                 (1,396,000)     (350,000)     (216,000)
 Net proceeds from disposition of building, property and equipment                      494,000             -         1,000
 Net cash paid for purchase of Inholtra and HVE                                     (13,493,000)            -             -
 Collection of note receivable                                                           68,000        14,000       269,000
 Other assets                                                                          (265,000)            -             -
 Receivables from Officers and Shareholders                                             322,000      (672,000)       96,000
                                                                       -------------------------  ------------  ------------

         Net cash used in investing activities                                      (14,270,000)   (1,008,000)      150,000
                                                                       -------------------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options                                                        85,000       173,000       152,000
Net borrowings under line of credit                                                   5,436,000       259,000       741,000
Borrowings under Term Loan                                                           13,000,000             -             -
Payments under Term Loan                                                               (583,000)            -             -
Borrowings under notes payable                                                       10,000,000       592,000     1,350,000
Repayments of notes payable                                                         (10,870,000)     (168,000)   (1,322,000)
Costs incurred with financing                                                        (1,044,000)            -             -
Capital contribution from shareholder                                                   305,000             -             -
Distributions to shareholders                                                                 -    (1,103,000)     (579,000)
                                                                       -------------------------  ------------  ------------

          Net cash provided by (used in) financing activities                        16,329,000      (247,000)      342,000
                                                                       -------------------------  ------------  ------------

Net decrease in cash                                                                   (426,000)     (211,000)     (731,000)

Cash at beginning of year                                                               426,000       637,000     1,368,000
                                                                       -------------------------  ------------  ------------

Cash at end of year                                                    $                      -   $   426,000   $   637,000
                                                                       =========================  ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                                              $              1,326,000   $   148,000   $   133,000
 Income Taxes                                                          $                 40,000   $    24,000   $   291,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During 1999, in connection with the sale of the Company's facility in Boulder, Colorado, (i) a note receivable of $450,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

During 1999, in connection with the acquisition of Health and Vitamin Express Inc., the Company (i) issued 363,636 shares of the Company's common stock valued at $2,273,000, and (ii) assumed $571,000 of debt.

During 1999, the Company acquired property and equipment totaling $126,000 under capital lease obligations.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            OMNI NUTRACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.     BUSINESSES  AND  LIQUIDITY/GOING  CONCERN

BUSINESS  AND  ORGANIZATION

     Omni Nutraceuticals, Inc. (the "Company" "Omni") is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores, and via the Internet.

     Omni is a Utah corporation, and was formerly known as Irwin Naturals/ 4Health Inc, which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("IN") consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests, 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals. The accompanying financial statements for 1998 and 1997 have been restated to include the financial position and results of operations for both companies as if the Merger was consummated at the beginning of all periods presented. In August 1999, the Company changed its name to Omni Nutraceuticals, Inc. On March 21, 2000, the Company announced it intended to change its name to HealthZone.com.

     Net sales and net income (loss) of the combining companies for 1998 and 1997 are as follows (individual line items, other than the totals, for the year ended December 31, 1998 are unaudited):




                                        December 31,    December 31,
                                                 1998            1997
                                        --------------  --------------
Net Sales
  4Health (pre-merger) . . . . . . . .  $   6,373,000   $  12,432,000
  Irwin Naturals (pre-merger). . . . .      9,291,000      16,921,000
  Irwin Naturals/4Health (post-merger)     14,883,000               -
                                        --------------  --------------
  Total. . . . . . . . . . . . . . . .  $  30,547,000   $  29,353,000
                                        ==============  ==============
Net Income (Loss):
  4Health (pre-merger) . . . . . . . .  $    (900,000)  $  (6,629,000)
  Irwin Naturals (pre-merger). . . . .      1,070,000       1,912,000
  Irwin Naturals/4Health (post-merger)        848,000               -
                                        --------------  --------------
  Total. . . . . . . . . . . . . . . .  $   1,018,000   $  (4,717,000)
                                        ==============  ==============

LIQUIDITY/GOING  CONCERN

     The Company has incurred losses from operations in two of the last three years. For the year ended December 31, 1999, the Company incurred a loss from operations of $8,306,000, and at December 31, 1999, the Company had a working capital deficit of $6,364,000 and a retained deficit of $17,554,000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company used cash in operations of $2,485,000 and used cash for investing activities, primarily acquisitions, of $14,270,000. The Company had net cash outflows in each of the last three years. Due to the Company's operating losses, a large portion of the trade accounts payable is past due at December 31, 1999. The Company had a cash overdraft of $165,000 at December 31, 1999. Further, availability under the Company's line of credit is limited. At December 31, 1999, the Company had $6,436,000 outstanding out of a maximum of $7,000,000 under the facility.

     Management's  plans  in  regard  to  these  items  include  the  following:

-     The Company raised $3,000,000 via a private placement in January 2000 (see
Note  16)
-     The  Company  raised $2,100,000 via a private placement in March 2000 (see
Note  16)
- The Company has a commitment from the January 2000 investor to provide an additional $2,000,000 in private placement funding contingent on the Company achieving certain sales benchmarks for the first two quarters of 2000 (see Note
16)
- The Company is currently negotiating to raise an additional $15 million via a private placement with a plan to pay off the Term Loan with the proceeds
- The Company has received a waiver from its credit facility lender for violations of certain covenants included in the loan agreement (see Note 8)
- The Company has reduced portions of its fixed overhead expenses, including executive salary reductions of $1,300,000
- Management has revised its marketing strategy and plans to reduce advertising expenditures
- Management intends to focus additional efforts toward developing its e-commerce operations to generate additional revenues

     There are no assurances that the capital already raised by the Company in conjunction with the expense reductions will be sufficient to fund the Company's operations through 2000. In addition, there are no assurances that the Company will be able to successfully achieve the sales benchmarks necessary to raise the additional $2,000,000 or successfully raise other additional private placement funds. Further, there is no assurance that management will be able to successfully enter the e-commerce marketplace. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Omni Nutraceuticals, Inc. and its wholly owned subsidiary, HealthZone.com ("HealthZone"). All significant intercompany accounts and transactions have been eliminated. Subsequent to December 31, 1999, the Company entered into a transaction where 222,222 shares, which represents approximately 10% of the outstanding shares of its HealthZone subsidiary, were issued to a third party as part of a financing transaction (see Note 16).

REVENUE  RECOGNITION

     The Company recognizes revenue at the time of shipment. Provisions for returns and allowances are recorded as products are shipped. During the years ended 1997, 1998 and 1999, the Company provided $2,549,000, $2,116,000, and
$3,153,000, respectively, for returns and allowances, including allowances for doubtful accounts, and incurred related write-offs of $2,288,000, $1,426,000 and $1,121,000, respectively.

STRAIGHT-LINE  RENT

     Certain of the Company's operating leases include scheduled increasing monthly payments. In accordance with accounting principles generally accepted in the United States, the Company has accounted for the leases to provide straight-line charges to operations over the lives of the leases.

INVENTORIES

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at December 31, 1999 and 1998 are summarized as follows:




                      1999        1998
                ----------  ----------

Raw Materials.  $2,135,000  $  803,000
Finished Goods   3,837,000   2,052,000
                ----------  ----------

                $5,972,000  $2,855,000
                ==========  ==========



PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation and amortization expenses are included in selling, general and administrative expenses in the accompanying statements of operations.

     When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss are included in results of operations. Repairs and maintenance are charged to expense as incurred and major replacements or betterments are capitalized.

LONG-LIVED  ASSETS

     The Company follows Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which required impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present.

GOODWILL

     Goodwill is recorded at cost and is being amortized on straight-line basis over five years. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating income or from sales of equity from the acquired business to which the goodwill relates.

FINANCING  FEES

     Financing fees incurred with the acquisition of the Company's existing credit facility have been deferred and are being amortized over the life of the debt.

PATENTS  AND  TRADEMARKS

     Costs associated with the establishment and defense of trademarks have been capitalized and are being amortized over periods of fifteen to seventeen years using the straight-line method.

ADVERTISING

     The Company expenses advertising costs as incurred. These costs include promotional literature, direct mailing brochures, telemarketing and trade shows. Costs incurred relating to the production of television commercials are deferred until the commercial has aired. The Company incurred $3,191,000, $1,920,000, and $3,114,000 for advertising expenses in 1999, 1998 and 1997, respectively.

STOCK-BASED  COMPENSATION

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard (see No. 13).

INCOME  TAXES

     The Company records its provision for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

EARNINGS  PER  SHARE

     Earnings per share calculations are in accordance with SFAS No,. 128, "Earnings per Share." "Basic" earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the total of weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants (applying the treasury stock method). For the years ended December 31, 1999 and 1997, the effect of stock options and warrants were not included as the results would be antidilutive.

     A reconciliation of the "basic" weighted average number of common shares outstanding to the "diluted" weighted average number of common shares outstanding for each of the three years in the period ended December 31, 1999 follows:




                                            1999        1998        1997
                                      ----------  ----------  ----------
Weighted average number of
   common shares outstanding -
   Basic . . . . . . . . . . . . . .  28,177,000  27,747,000  27,365,000
Dilutive effect of outstanding stock
   options . . . . . . . . . . . . .           -     474,000           -
                                      ----------  ----------  ----------
Weighted average number of
   common shares outstanding -
   Dilutive. . . . . . . . . . . . .  28,177,000  28,221,000  27,365,000
                                      ==========  ==========  ==========

     For the year ended December 31, 1998, 497,000 options have been excluded from the calculation of dilutive shares applying for treasury stock method as the option exercise prices were greater than average market price for the period and therefore anti-dilutive.

PRO  FORMA  STATEMENTS  OF  OPERATIONS

     From January 1, 1997 through June 30, 1998, Irwin Naturals had elected treatment as an S corporation under provisions of the Internal Revenue Code.
Effective June 30, 1998, Irwin Naturals terminated its S corporation election and become a C corporation. See Note 11 for explanation of pro forma provision for income taxes and the related pro forma net income (loss).

USE  OF  ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  AND  CONCENTRATION  OF  CREDIT  RISK

     The Company's financial instruments consist of cash, short-term trade receivables and payables and short-term and long-term debt. The carrying values for all such instruments, considering the terms, approximate fair value at December 31, 1999 and 1998.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Accounts receivable are subject to credit limits, ongoing credit evaluations and account monitoring procedures to minimize the risk of loss. In certain instances, customer deposits are obtained which would also reduce the risk of loss. Collateral is generally not required.

     The  Company  sells  the  majority  of its products and services to various customers, which include a variety of large companies and distributors throughout the United States, and to a limited extent, foreign customers. In 1999, 1998, and 1997, sales to the Company's largest customer accounted for
18.6 % 13.3%, and 15.6%, respectively, of total net sales. At December 31, 1999 and 1998, two customers represented 35.1% and 36.4% of accounts receivable, respectively. In 1999, 1998, and 1997 sales to foreign customers accounted for
7.5  %,  10%,  and  14.1%,  respectively,  of  total  net  sales.

     During 1999, approximately 64% of the Company's total purchases were from four suppliers. Management believes that if the Company were unable to make further purchases from these suppliers, it would be able to find alternative suppliers with terms and quality levels similar to those currently in place.

STATEMENTS  OF  CASH  FLOWS

     The Company prepares its statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 95. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the current year's presentation.


3.     SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENTS

     The Company recorded the following significant adjustments in the fourth quarter of fiscal 1999:

-     Legal  settlement  (see  Note  12)                       $1,200,000
-     Provision  for  doubtful  accounts  for  large
      customer  balances  deemed  uncollectable
      in  the  fourth  quarter                                    916,000
-     Provision  for  discounts  and  rebates  tied
      to  fourth  quarter  sales                                  824,000
                                                           --------------
                                                               $2,940,000
                                                                 ========


4.     BUSINESS  COMBINATIONS

HEALTH  &  VITAMIN  EXPRESS  INC.

     On February 15, 1999, the Company, through its newly formed wholly owned subsidiary, HealthZone.com, purchased for $2,880,000 the issued and outstanding shares of Health & Vitamin Express, Inc. (HVE), an e-commerce distribution company. The purchase consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price, including acquisition costs, of $2,906,000 over the fair value of net assets acquired has been allocated to goodwill and is being amortized over 5 years.

     In addition to the 363,636 shares issued upon acquisition, the Company may contingently issue to the sellers of HVE (i) up to 272,727 shares of the Company's common stock based upon certain revenue thresholds during first 42 months subsequent to February 15, 1999 (the "Revenue" shares), and (ii) up to 90,909 shares of the Company's common stock based upon certain profit thresholds during the first seven years subsequent to February 15, 1999 (the "Profit" shares). The Company has the right to repurchase up to 65% of the shares issued for a period of one (1) year following the date of issuance at a purchase price of $13.75 per share (the "Repurchase Price"). The repurchase price may be adjusted if upon repurchase the closing bid price of the Company's common stock as quoted on the Nasdaq National Market System exceeds $20 per share (the "Market Price"), the Company will pay to the sellers 50% of the difference between the Market Price and $20 per share. Furthermore, in the event Revenue and Profit shares are issued because of a funding failure discussed below, the repurchase price shall be reduced to $9.63 per share. The Company has granted to the Sellers certain "demand registration rights" and "piggyback registration rights" on these shares, if issued, in the event the Company undertakes a sale of its securities to the public.

     In addition, the Company is obligated to invest or contribute to HVE operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999. If the Company fails to make the investments or contributions defined above, the Sellers of HVE will automatically receive the maximum allowable shares subject to issuance under the provisions of the Revenue and Profit Shares. The former shareholders of HVE have filed a lawsuit against the Company asserting certain claims under this agreement. The Company is currently in settlement discussions with the plaintiffs and have proposed a settlement (see Note 12).

INHOLTRA

     On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price consisted of the payment of $3,250,000 in cash at closing, and the issuance of a $10,000,000 promissory note. The promissory note was refinanced on June 10, 1999 in connection with the Company's new banking facility (see Note 8). The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two-year agreement requires annual consulting fees of $60,000.

     The table below reflects the unaudited pro forma combined results of the Company after giving effect to i) the March 10, 1999 acquisition of Inholtra, and ii) the February 15, 1999 acquisition of Health & Vitamin Express, Inc, had the acquisitions taken place at the beginning of fiscal 1998. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.



                                            (Unaudited)
                                      ------------  --------
                                             1999      1998
                                      ------------  --------
                                        (in 000's)(in 000's)
Net sales. . . . . . . . . . . . . .  $    36,160   $36,048
Cost of sales. . . . . . . . . . . .       18,246    15,296
Selling, general and administrative.       24,423    19,490
Write-off of intangibles . . . . . .          640         -
Legal settlement . . . . . . . . . .        1,200         -
                                      ------------  --------
Income (loss) from operations. . . .       (8,349)    1,262
Other expense. . . . . . . . . . . .       (1,055)   (1,291)
Benefit for income taxes . . . . . .         (274)        -
                                      ------------  --------
Net loss . . . . . . . . . . . . . .  $    (9,130)  $   (29)
                                      ------------  --------
Loss per share . . . . . . . . . . .  $     (0.32)  $ (0.00)
                                      ------------  --------


     The above amount includes adjustments for $283,000 and $1,466,000 for additional goodwill amortization in 1999 and 1998, respectively, and $220,000 and $1,060,000 for additional interest expense in 1999 and 1998, respectively.

5.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following  at  December  31;




                                            1999         1998
                                     ------------  -----------

Machinery and equipment . . . . . .  $   303,000   $  355,000
Furniture and equipment . . . . . .    1,438,000      758,000
Leasehold improvements. . . . . . .      910,000      303,000
                                     ------------  -----------
                                       2,651,000    1,416,000
Less - Accumulated depreciation and
  amortization. . . . . . . . . . .   (1,135,000)    (789,000)
                                     ------------  -----------

                                     $ 1,516,000   $  627,000
                                     ============  ===========


6.     BUILDING  HELD  FOR  SALE/NOTE  RECEIVABLE

     On March 25, 1999, the Company completed the sale of its former 4Health, Inc. corporate facility located in Boulder, Colorado (the "Property"). The sales price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 exiting first mortgage loan on the Property by the buyer, and (iii) the receipt of a $450,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,688, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the first quarter of 1999 include a gain of $481,000 that resulted from the sale of this Property.


7.      RECEIVABLES  FROM  OFFICERS  AND  SHAREHOLDER

     Receivables from officers and shareholder consist of the following at December 31; 1998:





                                                                                                 1998
                                                                                              ----------
Receivable from the Chief Executive Officer, bearing interest
at an annual rate of 8 percent, collected in full in October 1999                             $ 322,000

Receivable from the President, bearing interest at an annual rate of 8 percent, $175,000 forgiven during 1999 in connection with the President's continued employment and $175,000 forgiven in connection with the termination of the President's employment
(See Note 12)                                                                                 $ 350,000
                                                                                              ---------
                                                                                              $ 672,000
Less Current Portion                                                                          $ 497,000
                                                                                              ---------
                                                                                              $ 175,000


8.     CREDIT  FACILITY

     As of December 31, 1998, the Company had outstanding borrowings of $1,000,000 under a revolving line of credit with a bank. In February 1999, the outstanding balance was paid in full and the line was closed. On February 1, 1999, the Company obtained a new line of credit with a different bank. The line of credit agreement was subsequently amended in March 1999, and then again on May 9, 1999. Maximum borrowings under the amended line of credit were limited to $5,000,000 based on eligible accounts receivable and inventories. Borrowings under the line accrued interest at an annual rate of either prime plus .25 percent or LIBOR plus 2.0 percent. The amended line of credit was to expire on June 30, 1999.

     On June 10, 1999, the Company secured a new loan from a lending institution that provides up to $20 million dollars of financing. The loan was subsequently amended on January 21, 2000. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd. (see Note 4).

     The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and are paid quarterly. Borrowings under the Revolving Loan currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent, and are paid quarterly. The rates are subject to decrease based upon the Company satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of December 31, 1999, the Company was in violation of several covenants, including maintenance of certain financial ratios. The Company obtained a waiver from the lender for these covenants.

     The Revolving Loan commitment, as revised in connection with the waiver from the lender, expires on April 30 2001, when the loan is payable in full. As of December 31, 1999, the maximum additional credit available under the borrowing limitations was $564,000.

     Selected information regarding borrowings under line of credit agreements for 1999 and 1998 follows:




                                                 1999         1998
                                           -----------  -----------
Average amount outstanding. . . . . . . .  $3,967,000   $  620,000
Maximum amount outstanding. . . . . . . .  $6,436,000   $1,500,000
Weighted average interest rate during the
   period . . . . . . . . . . . . . . . .         9.1%         8.4%

     The $13,000,000 Term Loan is payable in quarterly installments of $583,333 that began October 15, 1999, and which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company shall make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Each Excess Cash Flow Payment shall be applied to reduce the remaining regularly scheduled principal installments of the Term Loan in inverse order of their maturity. Additionally, upon receipt by Borrower of any unapplied insurance or condemnation proceeds, the proceeds of key-man life insurance which has been assigned to an Agent, asset sale proceeds or debt sale proceeds, the Company shall make a mandatory prepayment of the Term Loan in the amount thereof. Furthermore, upon receipt by Borrower of any equity sale proceeds, Borrower shall make a mandatory prepayment of (i) the Revolving Loan to the limited extent necessary to fully prepay the Revolving Loan or, if less, in such amount so that borrowing availability after giving effect thereto equals $3,000,000 and (ii) to the extent of any balance of any equity sale proceeds after the application to the Revolving Loan to the extent provided in the preceding clause, the Term Loan; provided, however, if at the time of receipt of such equity sale proceeds, no event of default has occurred and is continuing and the debt to EBITDA ratio meets certain defined levels, then the amount of such mandatory prepayment on the Term Loan shall be 50% of the amount of such equity sale proceeds remaining after application to the Revolving Loan pursuant to the preceding clause, and, further, provided, however, if such ratio is less than a defined amount, then no such prepayment on the Term Loan from equity sale proceeds need be made.

     As a condition of the waiver, the Term Loan and Revolving Loan agreements will be amended to change the expiration dates of both facilities to April 30, 2001. Further, under the proposed amendment the lender will require the Company to meet certain revised financial ratios.

     Future annual payments under the Term Loan, as revised, are as follows as of December 31:




YEAR ENDED DECEMBER 31,
------------------------

2000 . . . . . . . . . .  $ 2,332,000
2001 . . . . . . . . . .   10,085,000
                          ------------
                           12,417,000
Less  -  current portion   (2,332,000)
                          ------------

                          $10,085,000
                         =============



9.     NOTES  PAYABLE

     Notes  payable  consists  of  the  following  at  December  31:

<BTB>

                                                                             1999         1998
                                                                        ----------  -----------

Note payable to a bank assumed by the buyer of the Boulder Building. .  $       -   $1,300,000
(see Note 6)

Notes payable to three individuals, unsecured, bearing interest at an.    155,000      451,000
annual rate of 6.0 percent, payablein monthly installments of principal and interest of approximately $26,000, due June 2000

Capital lease obligation (see Note 12) . . . . . . . . . . . . . . . .    123,000            -
                                                                        ----------  -----------
                                                                          278,000    1,751,000
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . .   (176,000)    (328,000)
                                                                        ----------  -----------
                                                                        $ 102,000   $1,423,000
                                                                        ==========  ===========


     Future annual payments under the notes payable and capital lease obligations are as follows as of December 31, 1999:



Year ended
-------------
December 31,
-------------

2000. . . . .  $176,000
2001. . . . .    23,000
2002. . . . .    26,000
2003. . . . .    30,000
2004. . . . .    23,000
-------------  --------

                278,000
          =============

10.     WRITE-OFF  OF  INTANGIBLES

     The Company acquired ID Technology in connection with a 1996 merger. ID Technology is used in angioplasty procedures. In the third quarter of 1999, the Company determined that the value of such technology was impaired and, therefore, wrote-off the remaining unamortized balance of $390,000. In addition, the Company wrote-off $250,000 of inventories related to this technology. Total charges in connection with this impairment were $640,000.

11.      INCOME  TAXES

     From January 1, 1997 through June 30, 1998, Irwin Naturals had elected treatment as an S corporation under provisions of the Internal Revenue Code.
Effective June 30, 1998, Irwin Naturals terminated its S corporation election and became a C corporation. As such, the actual taxes due by Irwin Naturals for the period from January 1, 1997 to June 30, 1998 are based on S corporation tax rates, which are substantially less than C corporation tax rates. As a result of the "pooling of interests" between Irwin Naturals and 4Health, Inc., the accompanying statements of operations for 1998 and 1997 reflect historical tax provisions which are a combination of both C corporation and S corporation tax rates. Because of the Irwin Natural's change in tax status, historical results of operations, including income taxes and earnings (loss) per share information may not, in all cases, be comparable to or indicative of current and future results. Therefore, the statements of operations for 1998 and 1997 also include unaudited pro forma provisions for income taxes and resulting unaudited pro forma net income (loss) and unaudited pro forma earnings (loss) per share information as if Irwin Naturals had been a C corporation during the period from January 1, 1997 to June 30, 1998.

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the current marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 1999 and 1998, the Company had recorded valuation allowances.

     The components of the deferred income tax assets (liabilities) as of December 31, 1999 and 1998 are as follows:




                                       1999                  1998
                                 -----------  --------------------
Allowance for doubtful accounts  $1,265,000   $           369,000
Inventory tax adjustment. . . .     484,000                83,000
Inventory reserve . . . . . . .     216,000               186,000
Warrants. . . . . . . . . . . .     373,000                52,000
Accrued liabilities . . . . . .     588,000                33,000
NOL carryforwards . . . . . . .   3,872,000             2,817,000
Other . . . . . . . . . . . . .           -               288,000
                                 -----------  --------------------
                                  6,798,000             3,828,000
Valuation allowance . . . . . .  (6,798,000)           (3,828,000)
                                 -----------  --------------------
                                 $        -   $                 -
                                 ===========  ====================

     At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $9,405,000 expiring at various dates through 2019. Future use of these net operating loss carryforwards may be limited subject to certain provisions of the Internal Revenue Code.

     The components of the provision (benefit) for income taxes for the periods ended December 31, 1999, 1998 and 1997 are as follows:



                              1999       1998             1997
                         ----------  --------  ----------------
Current:
   Federal. . . . . . .  $(274,800)  $287,000  $       (17,000)
   State. . . . . . . .        800    131,000           (1,000)
                         ----------  --------  ----------------
                          (274,000)   418,000          (18,000)
Deferred. . . . . . . .          -    182,000           18,000
                         ----------  --------  ----------------
Provision (benefit) for
   income taxes . . . .  $(274,000)  $600,000  $             -
                         ==========  ========  ================

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:




                                      December 31, 1999          December 31, 1998     December 31, 1997
                                      -------------------------  --------------------  ---------------------

Income tax at statutory federal rate     (3,106,000)   (34.0)%    $550,000   34.0 %  (1,604,000) (34.0)%
State income taxes . . . . . . . . .       (502,000)    (5.5)      131,000    8.1      (236,000)  (5.0)
S corporation income not taxed at
   C corporation rates . . . . . . .              -        -      (374,000) (23.1)     (765,000) (16.2)
Permanent differences. . . . . . . .        407,000      4.5       156,000    9.6             -      -

Use of net operating loss. . . . . .              -        -      (332,000) (20.5)            -      -
Carryforwards
Change in valuation allowance. . . .      2,970,000     32.5       469,000   29.0     3,271,000   69.3
Current losses not benefited . . . .        690,000      7.5
Reversal of 1998 excess provision. .       (274,000)    (3.0)            -      -             -      -
Other items, net . . . . . . . . . .       (459,000)    (5.0)            -      -      (666,000) (14.1)
                                      -------------------------  --------------------  -----------------
                                           (274,000)    (3.0)%    $600,000   37.1 %  $        -      -%
                                      =========================  ====================  ================


     The components of the unaudited pro forma provision for income taxes for 1998 and 1997 are as follows:




                                  December 31, 1998  December 31, 1997
                                      -------------  ------------------
Federal. . . . . . . . . . . . . . .  $     890,000  $          633,000
                                      -------------  ------------------
State. . . . . . . . . . . . . . . .        271,000             114,000
                                      -------------  ------------------
                                          1,161,000             747,000
Deferred . . . . . . . . . . . . . .        184,000              18,000
                                      -------------  ------------------
Pro forma provision for income taxes  $   1,345,000  $          765,000
                                      =============  ==================


     Differences between the unaudited pro forma provision for income taxes and income taxes at the statutory federal income tax rate are as follows:




                                 December 31, 1998        December 31, 1997
                                 -----------------------  ------------------------
Income tax at statutory federal
  rate. . . . . . . . . . . . .  550,000         34.0 %     (1,604,000)    (34.0) %
State income taxes. . . . . . .  271,000          16.8        (236,000)     (5.0)
Permanent differences . . . . .  372,000          22.9           -            -

Use of net operating loss . . .  (332,000)       (20.5)          -            -
Carryforwards
Change in valuation allowance .  484.000          29.9       3,271,000      69.3
Other, net. . . . . . . . . . .      -                -       (666,000)    (14.1)
                                 -----------------------  ------------------------
                                 1,345,000        83.1 %       765,000      16.2 %
                                 =======================  ========================

12.     COMMITMENTS  AND  CONTINGENCIES

CAPITAL  AND  OPERATING  LEASE  OBLIGATIONS  PAYABLE

     The Company leases its facility and certain property and equipment under long-term operating leases expiring at various dates through 2004. The Company also leases property and equipment under a capital lease. Included in property and equipment is $132,000, at cost, related to capital leases.

     The future minimum lease payments at December 31, 1999 under capital and operating leases are as follows:





                              Capital    Operating
                              Leases     Leases      Total
                              ---------  ----------  ----------
2000 . . . . . . . . . . . .  $ 35,000   $  672,000  $  707,000
2001 . . . . . . . . . . . .    35,000      667,000     702,000
2002 . . . . . . . . . . . .    35,000      656,000     691,000
2003 . . . . . . . . . . . .    35,000      647,000     682,000
2004 . . . . . . . . . . . .    23,000      292,000     315,000
                              ---------  ----------  ----------
Total future minimum lease
   payments. . . . . . . . .   163,000   $2,934,000  $3,097,000
                                         ==========  ==========
Less - amount representing
   interest at 12% . . . . .   (40,000)
                              ---------
Present value of minimum
   capital lease payments. .   123,000
Less  -  current portion . .   (21,000)
                              ---------
                               102,000
                              =========


     Total rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $588,000, $557,000 and $390,000, respectively.

EMPLOYMENT  CONTRACTS

     Upon the consummation of the Merger, both Mr. R. Lindsey Duncan and Mr. Klee Irwin entered into substantially similar three-year employment agreements with the Company. Mr. Duncan was employed as Chairman of the Board and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin was employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position until April 20, 1999. On that date, Mr. Irwin resigned, as Chief Executive Officer of Omni Nutraceuticals and his employment agreement was terminated effective April 20, 1999. In connection with his resignation the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, the Company's wholly owned subsidiary ("HealthZone"). In October of 1998 (as revised in June 1999), the Company entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

     These employment agreements provided for: (i) annual salaries of $225,000, and $300,000 for Messrs. Duncan and Mancini, respectively; (ii) the right for Mr. Duncan and Mr. Mancini to receive an annual bonus based on certain performance incentives.

     On March 12, 2000, Mr. Duncan agreed to resign from the Board of Directors of the Company and agreed to terminate his employment agreement. Also on March 12, 2000, the Board of Directors terminated Mr. Mancini's employment. Klee Irwin replaced Mr. Mancini as President and Chief Executive Officer.

     As a result of the March 12, 2000 employment realignments, the Company has the following obligations to the above individuals:

-     Lindsay  Duncan:     extension  of  exercise  and  expiration  dates  for
                           1,003,029 stock  options  to  March  2007
-     Louis  Mancini:      payout  accrued vacation, forgiveness of $175,000
                           note receivable  (see  Note  6)
-     Klee  Irwin:         none

LEGAL

     On December 23, 1999, a lawsuit was filed against the Company, the Company's former President and Chief Executive Officer, Klee Irwin, and the Company's then current President, Louis Mancini, entitled David Mandel, Jeffrey
                                                           ---------------------
D.  Segal  and  Gordon D. Barker v. Omni Nutraceuticals, Inc., Klee Irwin, Louis
--------------------------------------------------------------------------------
Mancini and Does 1 through 50 (Superior Court of the State of California, County
-----------------------------
of Los Angeles - Central District, Case No. BC222263). The lawsuit includes various causes of action, including fraud, negligent misrepresentation, misappropriation of trade secrets, unjust enrichment, unfair business practices and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) (under which triple damages have been claimed). The lawsuit is based on various alleged claims, including that the plaintiffs, the sole shareholders of Health & Vitamin Express ("HVE"), were fraudulently induced to enter into a merger agreement pursuant to which HVE became a wholly-owned subsidiary of the Company based on false representations of the defendants. The lawsuit does not specify the amount of damages claimed. Although the Company believes that the claims made in the lawsuit are without merit, the Company is currently in settlement negotiations with the plaintiffs in the lawsuit. The proposed terms of the settlement provide that the Company will issue an additional 363,636 shares of common stock to the former shareholders of HVE. Management believes that the claims will be settled in accordance with the proposed settlement agreement. As such, the Company has estimated and recorded a charge of $1,200,000 in the accompanying statement of operations as of December 31, 1999 in connection with this claim.

     The Company has been named as defendant in various other claims arising out of the normal course of business. In the opinion of management, the outcome of these claims will not have a material effect on the Company's financial position or results of operations.

13.     SHAREHOLDERS'  EQUITY

PREFERRED  STOCK

     The Company has authorized 5,000,000 shares of Preferred Stock. Under the terms of the Article of Incorporation, the Board of Directors may issue Preferred Stock for any proper corporate purpose. In approving any issuance, the Board has broad authority to determine the rights, privileges, and preferences of the Preferred Stock, which may be issued as one or more classes or series. The rights, privileges and preferences may include voting, dividend, conversion, redemption, participation and liquidation rights. As of December 31, 1999 and 1998, no Preferred Stock is issued or outstanding. Subsequent to December 31, 1999, the Company amended its Articles of Incorporation to allow for the issuance of a new series of Convertible Preferred Stock (see Note 16).

COMMON  STOCK

     In February 1999, the Company issued 363,636 shares of common stock in connection with the acquisition of HVE (see Note 4).

     In August 1999, the Company entered into a three-year agreement with an individual to be the spokesperson for its Inholtra product line. The Company issued 15,000 shares of common stock and recorded compensation of $36,000 in connection with the issuance of these shares. In addition, the Company granted this individual an option to purchase 75,000 shares of common stock. The Company recorded compensation expense of $29,000 in 1999 in connection with the grant of these options to this non-employee.

     In October 1999, the Company issued 13,000 shares of common stock to its previous facility landlord in lieu of cash for one month's rent due. The Company recorded expense of $19,000 in connection with the issuance of these shares.

     In October 1999, the former Chief Executive Officer and shareholder returned 941,436 shares to the Company as a contribution to capital. The Company retired these returned shares.

     During 1999, the Company issued 25,000 shares of common stock to a consultant in exchange for services performed during the same period. The Company recorded compensation of $120,000 in connection with the issuance of these shares.

     In September 1997, pursuant to a clause in a July 1996 merger agreement, 500,000 additional shares common stock were issued to "pre-1996 merger" shareholders to realign the equity interests.

WARRANTS

     In 1997, the Company entered into a three year consulting agreement with an investment-banking firm. In consideration for the consulting services, the Company issued the investment-banking firm warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share and additional warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable for five years from the date of issuance. The Company recorded professional services expense of $388,000, $388,000 and $275,000 in 1999, 1998 and 1997, respectively, in connection with the fair value of these warrants based upon the Black Scholes pricing model. As of December 31, 1999, all warrants were still outstanding.

     During the year ended December 31, 1999, the Company entered into a consulting agreement with an advisor. In consideration of the consulting services, the Company issued to the advisor warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $4.75 per share. The Company recorded professional services expense of $415,000 in 1999 in connection with the fair value of these warrants based upon the Black Scholes pricing model. These warrants were exercised subsequent to year-end.

     Subsequent to year-end, the Company issued 775,000 warrants to acquire shares of common stock at $2.25 per share in connection with the issuance of a new series of Convertible Preferred Stock (see Note 16).

STOCK  OPTIONS

     In 1996, the Company adopted the Long-Term Stock Incentive Plan (LTSIP). This plan was amended on December 22, 1999. Under the terms of the LTSIP, the Company is authorized to issue incentive and non-qualified stock options to its directors, officers, key employees and consultants totaling up to 4,500,000 shares of common stock. At December 31, 1999, 653,402 shares are available for future grant under this plan. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire from two to seven years after the date of grant. Options granted under this plan vest over varying terms ranging from immediate vesting to seven years.

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

     A  summary  of  the  Company's  outstanding  options  and activity follows:



                                                     Exercisable
                                         WEIGHTED              WEIGHTED
                                         AVERAGE               AVERAGE
                            NUMBER OF    EXERCISE   NUMBER OF  EXERCISE
                            OPTIONS      PRICE      OPTIONS    PRICE
                            -----------  ---------  ---------  ---------
Balance, January 1, 1997 .     866,103   $    4.35
Granted. . . . . . . . . .     192,500        5.92
Exercised. . . . . . . . .    (186,396)       4.01
Cancelled. . . . . . . . .    (129,564)       6.00
                            -----------  ---------
Balance, December 31, 1997     742,643        4.57    585,516  $    4.24
                                                    =========  =========
Granted. . . . . . . . . .   1,853,860        5.22
Exercised. . . . . . . . .    ( 38,341)       4.51
Cancelled. . . . . . . . .    (111,991)       5.46
                            -----------  ---------
Balance, December 31, 1998   2,446,171        5.01    675,253  $    4.49
                                                    =========  =========
Granted. . . . . . . . . .   3,167,500        2.15
Exercised. . . . . . . . .     (19,670)       4.33
Cancelled. . . . . . . . .  (1,747,403)       5.03
                            -----------  ---------
Balance, December 31, 1999   3,846,598   $    2.58  1,991,904  $    3.34
                            ===========  =========  =========  =========


     Weighted average fair value of all options granted during years ended December 31 1999, 1998 and 1997 were $1.13, $1.99 and $1.62, respectively,

The following table summarizes information about the options outstanding at December 31, 1999:





                 Number           Weighted  Weighted                     Weighted
                 outstanding at   Average   Average     Exercisable at   Average
Range of. . . .  December 31,     Exercise  Remaining   December 31,     Exercise
Exercise Prices  1999             Price     Life        1999             Price

$  2.00 - $2.99  1,137,500       $  2.23   9.7 years     975,000         $2.21
$  3.00 - $3.99  1,818,955          3.20   8.8 years     593,871          3.61
$  4.00 - $6.00    870,729          5.77   8.9 years     413,229          5.51
$  6.01 - $8.75     19,414          7.40   7.5 years       9,804          7.93

                 3,846,598       $  3.51               1,991,904         $3.34
                 =========       =======               =========         =====

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of SFAS No. 123. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and computed pro forma net income (loss) and pro forma earnings (loss) per share amounts as follows for 1999, 1998 and 1997 as follows:



                                               1999       1998         1997
                                       -------------  --------  ------------
Additional compensation expense . . .  $  3,004,000   $672,000  $   281,000
Pro forma net income (loss) . . . . .   (11,865,000)   346,000   (4,998,000)
Pro forma earnings (loss) per share:
   Basic. . . . . . . . . . . . . . .  $      (0.43)  $   0.01  $     (0.18)
   Diluted. . . . . . . . . . . . . .  $      (0.43)  $   0.01  $     (0.18)

     These pro forma amounts were determined by computing the fair vale of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:


                            1999           1998        1997
                         --------  -------------  ----------
Risk free interest rate     6.03%      4.34%-5.55%     5.97%
Expected life . . . . .  4 years      2 to 7 years   2.2 years
Volatility. . . . . . .    90.00%         60.00%      60.68%
Expected dividend yield    None           None         None


14.     RELATED  PARTY  TRANSACTIONS

     From January 1, 1997 through June 30, 1998, the Company made distributions totaling $1,682,000 ($579,000 in 1997 and $1,103,000 in 1998) to the S
corporation shareholders of Irwin Naturals. These distributions were for tax liabilities to be paid by the S corporation shareholders attributable to their respective S corporation income.

     During the year ended December 31, 1999, a bonus of $50,000 was paid to Mr. Lindsey Duncan, Chairman of the Board.

     On October 8, 1999, the Company and Mr. Klee Irwin entered into a settlement agreement (the 'Settlement Agreement') in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin. Subsequent to year-end, the Settlement Agreement and all ancillary agreements thereto, including the voting agreement between Mr. Duncan and Mr. Irwin were terminated.

     On or about October 8, 1999, Mr. Irwin made a capital contribution of $305,000, and returned 941,436 shares of Omni Nutraceutical common stock to the Company.

15.     SEGMENT  INFORMATION

     In 1997 and 1998, the Company operated as one reportable business segment. Since February 15, 1999, concurrent with the acquisition of the Company's e-commerce operations by its subsidiary HealthZone (see Note 4), the Company's businesses have been organized, managed and internally reported as two segments: wholesale and retail product distribution, and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The distribution segment consists primarily of the sales of the Company's products directly to retailers, wholesalers, mass merchants and distributors who stock and manage inventory within health stores. The Company's e-commerce business, HealthZone.com, enables customers to choose from the Company's brand-name products and also gives customers the opportunity to buy products from other vendors.


                                DISTRIBUTION     E-COMMERCE     TOTAL
                                ------------     ----------     -----
1999
----
Net sales                       $35,013,000     $295,000     $35,308,000
Cost of sales                    17,635,000      212,000      17,847,000
Gross profit                     17,378,000       83,000      17,461,000
Costs and expenses               25,050,000      717,000      25,767,000
Loss from Operations             (7,672,000)    (634,000)     (8,306,000)
Interest income                      32,000           -           32,000
Interest expense                 (1,326,000)     (13,000)     (1,339,000)
Other income (expense)              479,000       (1,000)        478,000
Benefit for income taxes           (274,000)          -         (274,000)
Net loss                         (8,213,000)    (648,000)     (8,861,000)
Depreciation and amortization     1,875,000       17,000       1,892,000
Assets                           31,669,000       58,000      31,727,000
Expenditures  for  long-lived
assets                           15,154,000           -       15,154,000


16.     SUBSEQUENT  EVENTS

     Financings  -  On  January  24,  1999,  the  Company  completed  an  equity
     ----------
transaction with American Equities, LLC and Corporate Financial Enterprises, Inc. that will provide up to $5,000,000 of capital to the Company and its wholly owned subsidiary HealthZone.com (HealthZone).

     Under the terms of the transaction, the Company will issue up to 4,500,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares ") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants is $4,000,000 payable in two installments, the first in the amount of $2,000,000 that was funded on January 21, 2000, and subject to the satisfaction of certain performance targets, the second in the amount of $2,000,000. Concurrently with the first installment payment, HealthZone issued 222,222 shares of its common stock (representing approximately 10% of HealthZone's issued and outstanding shares of common stock) and a seven year warrant to purchase up to 37,000 shares of its common stock at an exercise price, subject to adjustment, equal to the lesser of $1.00 or 70% of the lowest price received by HealthZone on future sales of its capital stock, for a purchase price of $1,000,000. The Company has also agreed to lend HealthZone $1,000,000 out of second installment proceeds. The Company will use the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes. The Preferred Shares are convertible into an aggregate of 3,000,000 shares of Company common stock (assuming issuance of the full amount of Preferred Shares), subject to adjustment. The Preferred Shares are not redeemable but may be subject to mandatory conversion under certain circumstances. The Preferred Shares will vote together with the common stockholders on an as converted basis and will have separate class voting rights to elect one director and in connection with certain corporate changes. The Preferred Shares will carry a liquidation preference of $0.60 per share and an annual dividend rate of $0.05 per share, payable semi-annually. The Company may elect to pay the dividend in additional Preferred Shares at a rate of .05 shares per share. The investor was also provided certain registration rights in connection with this transaction. In connection with the above transaction, the Company has (i) amended its Articles of Incorporation to provide for the Preferred Shares, (ii) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone, and (iii) entered into two separate consulting agreements, one of which requires the Company to issue 560,000 shares of its Common Stock. Further, in connection with the above transaction, the Chairman and the former Chief Executive Officer, both significant shareholders, each sold 220,000 (totaling 440,000) shares of their personally held Company common stock to the investing parties for $250,000 (totaling $500,000).

      On March 29, 1999, the Company completed a private sale of its securities whereby 700,000 shares of common stock of the Company were sold for an aggregate purchase price of $2,100,000. The investor was also provided certain registration rights in connection with this transaction.

     The pro forma effect of these transactions as if they had occurred at December 31, 1999 is as follows, before giving effect to any application of the proceeds:




                                            Balance             Pro forma     Pro forma
                                            December 31, 1999   Adjustments   December 31, 1999
                                            ------------------  ------------  ------------------
ASSETS
Current assets . . . . . . . . . . . . . .  $       13,298,000  $  5,100,000  $       18,398,000
Other assets . . . . . . . . . . . . . . .          18,429,000             -          18,429,000
                                            ------------------  ------------  ------------------

Total assets . . . . . . . . . . . . . . .  $       31,727,000  $  5,100,000  $       36,827,000
                                            ==================  ============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit . . . . . . . . . . . . . .  $        6,436,000  $          -  $        6,436,000
Other current liabilities. . . . . . . . .          13,226,000             -          13,226,000
Debt, net of current portion . . . . . . .          10,187,000             -          10,187,000
Shareholders' equity . . . . . . . . . . .           1,878,000     5,100,000           6,978,000
                                            ------------------  ------------  ------------------

Total liabilities and shareholders' equity  $       31,727,000  $  5,100,000  $       36,827,000
                                            ==================  ============  ==================

     Other  -  In January 2000, the Company issued 75,000 shares of common stock
     -----
to its three then current outside board of directors as compensation for services.

Effective January 24, 2000, the Company entered into a two year consulting agreement with an advisor that required the issuance of 1,200,000 shares of the Company's common stock. 400,000 of these shares may be returned to the Company if at any time during the second year of the consulting agreement the Company gives the consultant a properly noticed Early Termination Notice.

     In March 2000, the Company formed a joint venture for the purpose of distributing its products throughout the European Union. The Company contributed $5,000 for a 50 percent ownership in the venture.

     In March and April 2000, the Company signed term sheets constituting their intent to acquire two separate companies. Under the currently proposed terms, if the acquisitions are consummated, the Company will issue 240,000 shares of common stock as purchase consideration (120,000 shares for each acquisition).