Form 10-Q
period 2000-03-31
OMNI NUTRACEUTICALS
filed 2000-05-22
CIK 857353

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                ----------------

                                    FORM  10-Q

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934
                     FOR  THE  PERIOD  ENDED  MARCH  31,  2000

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

                              5310  Beethoven  Street
                          Los  Angeles,  California  90066
                    (Address  of  principal  executive  offices)

                  Registrant's  telephone  number:  (310)  306-3636

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of May 17, 2000 was 31,207,565.

                           Omni  Nutraceuticals,  Inc.
                               Index  to  Form  10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

Item  1.  Financial  Statements:                                              4

   Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2000
   (unaudited) and  December  31,  1999                                       4

   Condensed  Consolidated  Statements  of  Operations  for  Three
   Months  Ended  March  31,  2000  and  1999 (unaudited)                     5

   Condensed  Consolidated  Statements  of  Cash  Flows  for  Three
   Months  Ended  March  31,  2000  and  1999 (unaudited)                     6

   Notes  to  Condensed  Consolidated  Financial  Statements                  7

Item  2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                              13

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  17

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     17

Item  3.  Defaults Upon Senior Securities                                     18

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         18

Item  5.  Other  Matters                                                      18

Item  6.  Exhibits  and  Reports  on  Form  8-K                               18

         SIGNATURES                                                           19

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

PART  I.          FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                          OMNI  NUTRACEUTICALS  INC.
                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS




                                           March 31      December 31
                                              2000          1999
                                           (unaudited)
                                           ------------  ------------

CURRENT ASSETS
Cash and Cash Equivalents                    1,330,000
Accounts Receivable, net                     5,308,000     6,776,000
Inventories                                  5,814,000     5,972,000
Prepaid Expenses and Other                     415,000       539,000
Current Portion of Notes Receivable             11,000        11,000
                                           ------------  ------------

 Total Current Assets                       12,878,000    13,298,000

Property and Equipment, net                  1,440,000     1,516,000
Trademarks                                  12,573,000    12,798,000
Intangibles                                  2,280,000     2,422,000
Other Assets                                 1,140,000     1,254,000
Notes Receivable, net of Current Portion       436,000       439,000
                                           ------------  ------------
  Total Assets                              30,747,000    31,727,000
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash Overdraft                                       -       165,000
Accounts Payable                             9,010,000     7,176,000
Accrued Liabilities                          1,512,000     2,875,000
Line of Credit                               5,400,000     6,436,000
Current Portion of Term Loan                 2,333,000     2,332,000
Current Portion of Notes Payable                99,000       176,000
Income Taxes Payable                                 -        52,000
Customer Deposits                              450,000       450,000
                                           ------------  ------------

 Total Current Liabilities                  18,804,000    19,662,000

Term Loan, net of Current Portion            9,500,000    10,085,000
Notes Payable, net of Current Portion           98,000       102,000

Minority Interest                                    -             -

 Stockholders' Equity
Shares issueable under legal settlement      1,200,000     1,200,000
Common Stock                                   310,000       274,000
Additional Paid in Capital                  27,150,000    18,008,000
Treasury Stock                                 (50,000)      (50,000)
Deficit                                    (26,265,000)  (17,554,000)
                                           ------------  ------------

 Total Stockholders' Equity                  2,345,000     1,878,000
                                           ------------  ------------

Total Liabilities and Stockholders equity   30,747,000    31,727,000
                                           ============  ============

                     OMNI  NUTRACEUTICALS  INC.
          CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                             (UNAUDITED)





                                         Three months Ended
                                              March 31,

                                               2000        1999
Net sales                                 7,789,000   7,959,000
Cost of sales                             4,556,000   3,378,000
                                 -------------------  ----------

 Gross Profit                             3,233,000   3,981,000

Costs and Expenses
 Distribution expenses                      586,000     587,000
 Sales and marketing                      4,563,000   1,755,000
 General and administrative               3,739,000   2,405,000
 Depreciation and amortization              655,000     190,000
                                 -------------------  ----------

 Total costs and expenses                 9,543,000   4,577,000

(Loss) from operations                   (6,310,000)   (596,000)

Other income (expense)
  Interest Income                            13,000      15,000
  Interest Expense                         (465,000)    (75,000)
  Other income (expense)                      1,000     471,000
                                 -------------------  ----------

 Total other income (expense)              (451,000)    411,000
                                 -------------------  ----------
Minority Interest                                 -           -
Net (loss) before income taxes           (6,761,000)   (185,000)

Income tax (benefit)
                                 -------------------  ----------

Net (Loss)                               (6,761,000)   (185,000)

Preferred stock dividends                 1,950,000
                                 -------------------  ----------

Net (Loss) available to common           (8,711,000)   (185,000)
  shareholders                   ===================  ==========

Net (Loss) available to common              (0.30)        (0.01)
  shareholders per share, basic and
  diluted

                   OMNI  NUTRACEUTICALS  INC.
         CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (UNAUDITED)



                                                                     Three Months Ended March 31,
                                                                         2000             1999
                                                                     ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         (6,761,000)    (185,000)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities;
  Depreciation and amortization                                              655,000      190,000
  (Gain) loss on disposal of assets                                                -     (481,000)
  Issuance of warrants and options                                            97,000       97,000
  Issuance for shares for services                                         1,770,000
  Amortization of notes from Officers                                              -       36,000
  (Increase) Decrease in;
    Accounts receivable                                                    1,468,000     (153,000)
    Inventory                                                                158,000      (93,000)
    Prepaid and other                                                        124,000     (629,000)
   Increase (Decrease) in:
    Bank Overdraft                                                          (165,000)
    Accounts payable                                                       1,834,000      699,000
    Accrued Liabilities                                                   (1,363,000)     119,000
    Income Taxes                                                             (52,000)       7,000
                                                                         ------------  -----------

Cash provided by (used in) operating activities                           (2,235,000)    (393,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                                                 (35,000)    (206,000)
 Purchase of Inholtra and HVE                                                          (3,250,000)
 Net proceeds from asset dispositions                                                     479,000
 Decrease in other assets                                                     22,000
 Collections on notes receivable                                               3,000
                                                                        -------------  -----------


Cash used in investing activities                                            (10,000)  (2,977,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     2,376,000       85,000
Proceeds from issuance of preferred stock                                  1,900,000
Proceeds from issuance of warrants                                           100,000
Proceeds fom sale of minority interest                                     1,000,000
Repayments of old line of credit                                                       (1,000,000)
Borrowings (repayments) under existing line of credit                     (1,036,000)   4,088,000
Borrowings on long term borrowings
Repayments on long term borrowings                                          (665,000)    (173,000)
Costs incurred with financing                                               (100,000)
                                                                         ------------  -----------

Cash provided by (used in) financing activities                            3,575,000    3,000,000

Net increase (decrease) in cash                                            1,330,000     (370,000)
                                                                         ------------  -----------

Cash and cash equivalents, beginning of period                                     -      426,000

Cash and cash equivalents, end of period                                   1,330,000       56,000
                                                                         ============  ===========


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

                                      1999

In connection with the sale of the Company's facility in Boulder, Colorado, (i) a note receivable of $458,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

In connection with the acquisition of Health and Vitamin Express Inc., the Company (i) issued 363,636 shares of the Company's common stock valued at $2,273,000, and (ii) assumed $571,000 of debt.

In connection with the acquisition of certain assets and liabilities of Inholtra, Ltd., short term debt of $10,000,000 was incurred by the Company.

                                      2000

The Company recorded a preferred dividend of $1,950,000 related to the issuance of preferred stock with a conversion rate below the market price of the Company's common stock.

The Company issued 25,000 shares to two directors and recorded a non-cash charge of $50,000.

The Company recorded a compensation charge of $1,720,000 related to the transfer of personal shares from an officer and major shareholder to a departing board member.

The Company issued 800,000 shares of common stock to a financial consulting firm for services provided in connection with a private placement of 700,000 shares of common stock for $2,100,000.

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2000
                                   (Unaudited)


Note  1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements reflect the results of operations for Omni Nutraceuticals, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain 1999 amounts have been reclassified to conform to 2000 presentation. For the three-month period ended March 31, 2000 and March 31, 1999, no common stock equivalents were included because they would have been anti-dilutive.

NOTE  2.  GOING  CONCERN  ISSUES

In connection with the audit for the year ended December 31, 1999, the Company received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE  3.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

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


NOTE  4.  CREDIT  FACILITY

The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan). The $13,000,000 Term Loan is payable in quarterly installments of $583,333 that began October 15, 1999, and which will increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company.

As of December 31, 1999, the Company was in violation of several covenants. The Company agreed to certain changes in the agreement and obtained a waiver from the lender for these covenants. The Term Loan and Revolving Loan commitment, as revised, now expire on April 30, 2001, when the loans are payable in full. Further, the term loan amortization payments and interest payments will be made monthly. Under the proposed amendment the lender will require the Company to meet certain revised financial ratios. As of March 31, 2000 the maximum additional credit available under the borrowing limitations was $1,600,000.

NOTE  5.  CONTINGENCIES

On December 23, 1999, a lawsuit was filed against the Company and certain officers by the former shareholders of Health & Vitamin Express alleging various causes of action. The proposed terms of the settlement provided that the Company immediately issue the 363,636 shares of common stock which could have been issueable to the former shareholders of HVE for future earnings. As such, the Company has estimated and recorded an expense and offsetting contingency of $1,200,000 in the accompanying balance sheets at March 31, 2000 and December
31, 1999, in connection with this claim. The final settlement was signed in April and included a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share. During the second quarter, the Company will issue the shares and expects to record the transaction by relieving "Shares issueable under legal settlement" and increasing "Additional Paid in Capital".


NOTE  6.  CAPITAL  TRANSACTIONS

On January 5, 2000, as compensation for serving on the Board of Directors, the Company issued two directors 25,000 shares of common stock. The accompanying financial statements include a charge of $50,000 to reflect this issue of shares.

On January 24, 2000, the Company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $1,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,000, which consisted of lawyers' fees and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion price of $0.753 per share was significantly below the trading price of $1.719 per share of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders. In connection with the placement of the preferred shares, an officer of the company transferred 222,000 shares of his personally held common stock to the investor, as added consideration for the funding. Pursuant to this agreement, the company has attributed a portion of the proceeds from the preferred stock to the transfer of the common shares equal to $380,000 which was the fair market value of common stock at the date of the transaction. After the allocation of proceeds, the net purchase price for the preferred stock aggregated to $1,520,000.

Concurrent with the issuance of the preferred stock, the company sold a 10% interest in its wholly owned subsidiary, Health Zone, Inc., to the same investors for $1,000.000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the company's financial statements.

On March 12, 2000, the company entered into a two year Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the company by LFC. Under the terms granted to LFC, the company issued 800,000 shares during the current quarter. The balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. Pursuant to the provision in the Consulting Agreement, LFC is entitled to receive a finders fee in connection with any debt or equity financing for the Company from a source introduced to the Company, or its nominee from LFC, and a finders fee in connection with any acquisition of the Company by any candidate introduced to the Company or its nominee, by LFC. As such, the shares have been recorded as an issuance cost on the accompanying financial statements.

On March 27, 2000 the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for an aggregate proceed of $2,100,000.


NOTE  7.  SUBSEQUENT  EVENTS

On March 31, 2000, the Company signed a binding term sheet with Vitamin Discount Connection to purchase the company for 120,000 shares of Omni common stock. Vitamin Discount Connection is an internet and mail order business that sells nutritional supplements and health related products.

On April 3, 2000, the Company signed a binding term sheet with Smart Basics, Inc., DBA SmartBasics.com. Under the terms of the agreement, the Company will pay 170,000 shares of Omni common stock for SmartBasics.com. SmartBasics.com is an internet and mail order business that sells nutritional supplements and health related products.

On April 17, 2000, a majority of the shares were voted to approve changing the name of the company to Healthzone.com, Inc. This name change has not yet taken effect.

On April 28, 2000, the Company signed a binding letter of intent to purchase the selected assets of HealthShop.com for $3,500,000 in value of Omni common stock, (at least 838,951 shares with up to 400,000 additional shares issuable if certain events transpire or occur). HealthShop.com was an internet business that sold nutritional supplements and health related products.

On May 8, 2000 the Company's Term Loan and Revolving Loan agreements with its principal lender were amended. As a condition of the waiver of certain financial ratios, the amendment changed the expiration dates of both facilities to April 30, 2001. Further, the term loan amortization payments and interest payments will be made monthly. Under the amendment the lender will require the Company to meet certain revised financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective March 12, 2000, both the Company's Chairman of the Board, R. Lindsey Duncan and its President and Chief Executive Officer, Louis Mancini ceased to be employed. Mr. Mancini was replaced by Mr. Klee Irwin as President and Chief Executive Officer. The Company believes that these changes in management will not materially or adversely affect the Company.

On March 12, 2000, the Board also authorized the termination of that certain Settlement Agreement dated October 8, 1999, by and among the Company and Mr. And Mrs. Klee Irwin, and the ancillary agreements executed and delivered by the Company in connection therewith. On October 8, 1999, the Company and Mr. Klee Irwin had entered into a settlement agreement (the "Settlement Agreement") in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin.

On April 17, 2000, a majority of the shares were voted to approve changing the name of the company name to Healthzone.com, Inc. This name change has not yet taken effect.

RESULTS  OF  OPERATIONS

OPERATING  RESULTS

Consolidated net sales for the three months ended March 31, 2000 were $7,789,000 with an operating loss of $6,310,000 and a net loss of $6,761,000, and a net loss  available  to  common  shareholders  of  $8,711,000  or $.30 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,359,000 with a operating loss of $596,000 and a net loss of $185,000 or $.01 per basic and diluted share. Total operating expenses for the three months were 9,543,000 versus 4,577,000 for the same period in 1999

SALES

Net sales for the three months ended March 31, 2000, increased by $430,000, or 6%, to $7,789,000 from $7,359,000 for the comparable period in 1999. The increase in sales relates to the introduction of new products.

GROSS  PROFIT

Gross profit for the three months ended March 31, 2000 decreased by $748,000, or 19%, to $3,233,000, from $3,981,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended March 31, 2000 decreased to 42% from 54% in the comparable period in 1999. The decrease during the quarter in the gross margin resulted primarily from pricing concessions on new product introduction and shifts in product mix to items having lower margins.

SALES  AND  MARKETING

Sales and marketing expenses for the three months ended March 31, 2000 increased by $2,808,000 or 160% to 4,563,000 from $1,755,000 for the comparable period in 1999. This increases was due primarily to the marketing and media campaign initiated by former management in an attempt to increase sales for the first quarter and for the year 2000. The main products promoted were Inholtra, Cholestaid, and Veromax. The Company also incurred significant cost in continual repackaging and redesign of its core product lines.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2000,increased by $1,694,000, or 83% to $3,739,000 from $2,045,000 for the comparable period in 1999. One item accounted for $1,720,000. In connection with the Withdrawal Agreement between the Company and the former Chairman of the Board, the current CEO and major shareholder transferred one million shares of personally owned Company common stock to the former Chairman of the Board. Although the company did not issue any additional shares, applicable accounting rules require the Company to take a charge of $1,720,000, the fair market value of stock as a compensation expense. This charge is a non-cash expense for the Company, which simultaneously records an increase in Paid in Capital for the same amount.

DEPRECIATION  AND  AMORTIZATION

Depreciation and amortization for the three months ended March 31, 2000, increased by $465,000 to $655,000 from $190,000 for the comparable period in 1999. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions and amortization of costs associated with the credit facility.

OTHER  INCOME  (EXPENSE)

Interest expense for the three months ending March 31, 2000 increased by $390,000 to $465,000 from $75,000 for the comparable period in 1999. This increase is consistent with the increase in the utilization of the Company's line of credit, and the term loan that the Company entered into on June 10, 1999.

 LIQUIDITY  AND  CAPITAL  RESOURCES

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

During the three months ended March 31, 2000 the Company experienced a negative cash flow of $2,235,000. $3,585,000 was provided from investing and financing activities. There was a net increase in cash and cash equivalents of 1,330,000. The sale of equities provided $5,376,000 of which $1,801,000 was used for repayments of an existing line of credit and other long term borrowings, as well as for costs incurred with the financing.

The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan). As originally structured, the $13,000,000 Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999, and was to increase to $750,000 on October 15, 2002, until the Loan was paid in full on April 15, 2004. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company.

As of December 31, 1999, the Company was in violation of several covenants. The Company agreed to certain changes in the agreement and obtained a waiver from the lender for these covenants. The Term Loan and Revolving Loan commitment, as revised, now expire on April 30, 2001, when the loans are payable in full. Further, the term loan amortization payments and interest payments will be made monthly. Under the proposed amendment the lender will require the Company to meet certain revised financial ratios. As of March 31, 2000 the maximum additional credit available under the borrowing limitations was $1,600,000.

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

The Company was notified by the Nasdaq Stock Market in September 1999 that the Company failed to meet the minimum tangible net asset requirement necessary for continued listing on the Nasdaq National Market. The Company presented a specific plan to Nasdaq for achieving compliance with all Nasdaq National Market listing requirements. On March 15, 2000, the Company was notified by Nasdaq that it had met one of the alternative maintenance standards and Nasdaq had closed the file with respect to the possible delisting of the Company's common stock. There can be no assurance that the Company will continue to meet such listing requirements in the future.

                    PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On December 23, 1999, a lawsuit was filed against the Company and certain officers by the former shareholders of Health & Vitamin Express alleging various causes of action. The proposed terms of the settlement provided that the Company immediately issue the 363,636 shares of common stock which could have been issueable to the former shareholders of HVE for future earnings. As such, the Company has estimated and recorded an expense and offsetting contingency of $1,200,000 in the accompanying balance sheets at March 31, 2000 and December
31, 1999, in connection with this claim. The final settlement was signed in April 2000 and included a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share. During the second quarter of 2000, the Company will issue the shares and expects to record the transaction by relieving "Shares issueable under legal settlement" and increasing "Additional Paid in Capital".

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On January 5, 2000, as compensation for serving on the Board of Directors, the Company issued two directors 25,000 shares of common stock. The accompanying financial statements include a charge of $50,000 to reflect this issue of shares.

On January 24, 2000, the Company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $1,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,610, which consisted of lawyers' fees and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

Concurrent with the issuance of the preferred stock, the company sold a 10% interest in its wholly owned subsidiary, Health Zone, Inc., to the same investors for $1,000.000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the company's financial statements.

On March 12, 2000, the company entered into a two year Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the company by LFC. Under the terms granted to LFC, the company issued 800,000 shares during the current quarter. The balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. Pursuant to the provision in the Consulting Agreement, LFC is entitled to receive a finders fee in connection with any debt or equity financing for the Company from a source introduced to the Company, or its nominee from LFC, and a finders fee in connection with any acquisition of the Company by any candidate introduced to the Company or its nominee, by LFC. As such, the shares have been recorded as an issuance cost on the accompanying financial statements.

On March 27, 2000 the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for an aggregate proceed of $2,100,000.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On April 17, 2000 the Company's directors approved and a majority of the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Corporation to Healthzone.com, Inc. The proposed amendment was submitted for filing with the SEC on Schedule 14C on May 8, 2000. The Company commenced mailing the 14C Information Statement to its shareholders commencing on May 8, 2000. The Company anticipates that the amendment will become effective approximately 21 days after such date.

     No other matters were submitted to the security holders for a vote during the period covered by this report.

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     27.1  Financial  Data  Schedule

(B)  REPORTS  ON  FORM  8-K

     On January 24, 2000 the Company filed a Report on Form 8 -K under Item 5 disclosing a lawsuit filed against the Company, Klee Irwin and Louis Mancini by David Mandel, Jeffrey D. Segal and Gordon D. Barker.

     On January 31, 2000 the Company filed a Report on Form 8-K under Item 5 disclosing an equity transaction with American Equities, LLC and Corporate Financial Enterprises, Inc.

     On April 14, 2000 the Company filed a Report on Form 8-K under Item 5 disclosing (i) the resignation of Lindsey Duncan from the board of directors and as an officer of the Company and related agreements between Mr. Duncan and the Company; and (ii) the election of Martin Sumichrast as a director, and his subsequent resignation; (iii) the termination of employment as President and Chief Executive Officer of the Company; (iv) the appointment of Klee Irwin as President and Chief Executive Officer; (v) the adoption of a Consulting Agreement with Liviakis Financial Communications, Inc.; (vi) the approval and execution of a termination agreement with Mr. Louis Mancini; and (vii) the closing of a transaction with investors for a private placement of 700,000 shares of the Company's common stock at $3.00 per share with total gross proceeds of $1,200,000.

     On April 01, 2000 the Company filed a Report on Form 8-K under Item 4 reflecting a change in the Company's accountants Arthur Andersen LLP to Singer, Lewak, Greenbaum & Goldstein LLP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OMNI NUTRACEUTICALS, INC.

                                  By /s/ Klee Irwin
                                  -----------------------
                                  Klee Irwin
                                  President & CEO

                                  By /s/ Andrew Vollero, Jr.
                                  -----------------------
                                  Andrew Vollero, Jr.
                                  Acting Chief Financial and Accounting Officer

Dated:  May 22, 2000