Form 10-Q/A
period 1999-06-30
OMNI NUTRACEUTICALS
filed 2000-07-14
CIK 857353

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

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            IRWIN NATURALS/4 HEALTH
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30                DECEMBER 31
                                                     1999                      1998
                                                ----------------          ---------------
                                                  (Unaudited)
                                    ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                          $  257,000               $  426,000
Accounts Receivable, net                            5,376,000                6,023,000
Inventories                                         3,359,000                2,855,000
Prepaid Expenses and Other                            395,000                  290,000
Current portion of Receivables from Officers          503,000                  497,000
 and Shareholders
Current Portion of Notes Receivable                   109,000                   99,000
                                                ----------------          ---------------
 TOTAL CURRENT ASSETS                               9,999,000               10,190,000

Building Held for Sale                                                       1,521,000
Property and Equipment, net                           661,000                  627,000
Trademarks                                         13,248,000                   99,000
Intangibles                                         2,704,000                  420,000
Other Assets                                        1,087,000                   55,000
Receivable from Officers and Shareholders             102,000                  175,000
Notes Receivable, net of Current Portion              446,000                        -
                                                ----------------          ---------------
                                                  $28,247,000              $13,087,000
                                                ================          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                  $ 4,138,000              $ 2,637,000
Accrued Liabilities                                 1,694,000                  942,000
Line of Credit                                      3,602,000                1,000,000
Current Portion of Term Loan                        1,750,000                        -
Current Portion of Notes Payable                      305,000                  328,000
Income Taxes Payable                                  303,000                  438,000
Customer Deposits                                     450,000                  450,000
                                                ----------------          ---------------
 Total Current Liabilities                         12,242,000                5,795,000
                                                ----------------          ---------------
Term Loan, net of Current Portion                  11,250,000                        -
Notes Payable, net of Current Portion                       -                1,423,000

STOCKHOLDERS' EQUITY
Common Stock                                          283,000                  279,000
Additional Paid in Capital                         17,031,000               14,333,000
Treasury Stock                                        (50,000)                 (50,000)
Deficit                                           (12,509,000)              (8,693,000)
                                                ----------------          ---------------
 Total Stockholders' Equity                         4,755,000                5,869,000
                                                ----------------          ---------------
                                                 $ 28,247,000              $13,087,000
                                                ================          ===============


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            IRWIN NATURALS/4 HEALTH
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30
                                               ------------------------------             --------------------------------
                                                   1999              1998                     1999                1998
                                               -----------        -----------             ------------        ------------
Net Sales                                      $ 7,991,000        $ 7,013,000             $ 14,982,000        $ 15,841,000
Cost of Sales                                    3,985,000          3,271,000                7,392,000           6,871,000
                                               -----------        -----------             ------------        ------------
Gross Profit                                     4,006,000          3,742,000                7,590,000           8,970,000
                                               -----------        -----------             ------------        ------------
Costs and Expenses
Distribution Expenses                              491,000            385,000                1,078,000             607,000
Sales and Marketing                              2,486,000          1,587,000                4,241,000           3,219,000
General and Administrative                       3,010,000          1,780,000                5,055,000           3,295,000
Depreciation and Amortization                      559,000            153,000                  390,000             392,000
Write-off of Surgical Technologies                 390,000                                     821,000
Merger Expenses                                          -          1,015,000                        -           1,015,000
                                               -----------        -----------             ------------        ------------
   Total Costs and Expenses                      6,936,000          4,920,000               11,585,000           8,528,000
                                               -----------        -----------             ------------        ------------
Net Income (Loss) from Operations               (2,930,000)        (1,178,000)              (3,995,000)            442,000

Other Income (Expense)
Interest Income                                     17,000              4,000                   32,000              11,000
Interest Expense                                  (375,000)           (18,000)                (450,000)            (35,000)
Other Income (Expense)                               3,000            (27,000)                 474,000             (34,000)
                                               -----------        -----------             ------------        ------------
Total Other Income (Expense)                      (355,000)           (41,000)                  56,000             (58,000)
                                               -----------        -----------             ------------        ------------
Net Income (Loss) before Income Taxes           (3,285,000)        (1,219,000)              (3,939,000)            384,000
Income Tax Benefit                                (123,000)           (45,000)                (123,000)            (79,000)
                                               -----------        -----------             ------------        ------------
Net Income (Loss)                              $(3,162,000)        (1,174,000)              (3,816,000)            463,000
                                               ===========        ===========             ============        ============
Net Income (Loss) per Common Share
 Basic                                         $     (0.11)       $     (0.04)            $      (0.14)       $       0.02
 Diluted                                       $     (0.11)       $     (0.04)            $      (0.14)       $       0.02

Weighted Average Shares Outstanding
 Basic                                          28,247,945         27,746,748               28,128,389          27,737,644
 Diluted                                        28,247,945         27,746,748               28,128,389          27,920,347


           See notes to condensed consolidated financial statements.

                          IRWIN NATURALS/4 HEALTH INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                          COMMON                  ADDITIONAL    TREASURY STOCK
                                           STOCK                   PAID IN    --------------------
                                          SHARES      AMOUNT       CAPITAL     SHARES     AMOUNT       DEFICIT          TOTAL
                                        ----------  ---------   ------------  --------   ---------   ------------    -----------
BALANCE, JANUARY 1, 1999                27,857,139  $ 279,000   $ 14,333,000    90,890   $ (50,000)  $ (8,693,000)   $ 5,869,000

Issuance of common stock in
 connection with HVE acquisition           363,636      4,000      2,269,000                                           2,273,000

Issuance of common stock in connection
 with exercise of stock options and
 for services                               34,670                   134,000                                             134,000

Compensation expense in connection
 with issuance of warrants and options                               244,000                                             244,000

Net loss for the period                                                                                (3,816,000)    (3,816,000)
                                        ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                  28,255,445  $ 283,000    $16,980,000    90,890   $ (50,000) $ (12,509,000)   $ 4,704,000
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

                            IRWIN NATURALS/4 HEALTH
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30
                                                             -------------------------------------------
                                                                 1999                           1998
                                                             ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (3,816,000)                  $   463,000
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities
  Depreciation and amortization                                   821,000                       178,000
  (Gain) loss on disposal of assets                              (481,000)                        2,000
  Write-off of Surgical Technology Assets                         390,000
  Issuance of warrants and options                                293,000                       195,000
  (Increase) Decrease in
    Accounts receivable                                           647,000                     2,094,000
    Inventory                                                    (504,000)                     (415,000)
    Prepaid and other                                            (203,000)                   (1,123,000)
  Increase (Decrease) in:
    Accounts payable                                            1,501,000                      (352,000)
    Accrued Liabilities                                           181,000                      (407,000)
    Income Taxes                                                 (135,000)                       50,000
    Deferred income taxes                                                                      (860,000)
    Notes payable                                                                               578,000
                                                             ------------                   ------------
Cash provided by (used in) operating activities                (1,306,000)                      403,000
                                                             ------------                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                                     (318,000)                       79,000
 Purchase of Inholtra and HVE                                 (13,502,000)                        1,000
 Net proceeds from asset dispositions                             386,000
 Increase in other assets                                         (46,000)
 Collections on notes receivable                                    1,000                        (5,000)
                                                             ------------                   ------------
Cash provided by (used in) investing activities               (13,479,000)                       75,000
                                                             ------------                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock                                         85,000                        75,000
Repayments of old line of credit                               (1,000,000)
Borrowings under line of credit                                 3,602,000                      (725,000)
Borrowings under Term Loan                                     13,000,000
Repayments on long term borrowings                               (146,000)
Costs incurred with financing                                    (992,000)
Repayments on capital leases                                                                    (15,000)
Decrease in notes from Officers                                    67,000
Distributions to shareholders                                                                   321,000
                                                             ------------                   ------------
Cash provided by (used in) financing activities                14,616,000                      (344,000)
                                                             ------------                   ------------
Net increase (decrease) in cash                                  (169,000)                      134,000

Cash and cash equivalents, beginning of period                    426,000                       637,000
                                                             ------------                   ------------
Cash and cash equivalents, end of period                     $    257,000                   $   771,000
                                                             ------------                   ------------
                                                             ------------                   ------------

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

                                     THREE MONTHS                      SIX MONTHS
                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                --------------------------    ----------------------------
                                   1999           1998           1999             1998
                                -----------    -----------    -----------      -----------
Revenue                         $ 7,991,000    $ 7,161,000    $15,105,000      $16,173,000
Net income (loss)                (3,162,000)    (1,404,000)    (4,000,000)          60,000
Earnings (loss) per share              (.11)          (.05)          (.14)             .00


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

                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                            ----------------------------    ----------------------------
                                1999            1998            1999            1998
                            ------------    ------------    ------------    ------------
Revenues                    $  7,991,000    $  8,052,000    $ 15,712,000    $ 17,095,000
Net (loss)                    (3,162,000)     (1,336,000)     (3,727,000)        (13,000)
(Loss) per share                    (.11)           (.05)           (.14)            .00


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

RESULTS OF OPERATIONS

OPERATING RESULTS
Consolidated net sales for the three months ended June 30, 1999 were $7,991,000 with an operating loss of $2,930 ,000 and a net loss of $3,162,000, or $.11 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,013,000 with an operating loss of $1,178,000 and a net loss of $1,174,000, or $.04 per basic and diluted share. The net loss for the three month period was impacted by a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; $630,000 of interest costs and amortization resulting from the Company's acquisition of Inholtra; and a $280,000 loss in operations from the Company's Internet subsidiary, Healthzone.com. The Company also incurred $750,000 of costs on an extensive media campaign, the effects of which are expected to benefit future sales and brand awareness at the retail level.

Consolidated net sales for the six months ended June 30, 1999 were $14,982,000 with an operating loss of $3,995,000 and a net loss of $3,816,000, or $.14 per basic and diluted share. Consolidated net sales for the same period in the prior year were $15,841,000 with operating income of $442,000 and net income of $463,000, or $.02 per basic and diluted share. The net loss for the three month period was impacted by a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; $800,000 of interest costs and amortization resulting from the Company's acquisition of Inholtra; and a $500,000 loss in operations from the Company's Internet subsidiary, Healthzone.com. The Company also incurred $750,000 of costs on an extensive media campaign, the effects of which are expected to benefit future sales and brand awareness at the retail level.

SALES
Net sales for the three months ended June 30, 1999, increased by $978,000, or 14%, to $7,991,000 from $7,013,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in sales from certain of the Company's base product lines that resulted from a significant media campaign, offset by approximately $381,000 in increased sales returns and allowances and discounts.

Net sales for the six months ended June 30, 1999, decreased by $859,000 to $14,982,000 from $15,841,000 for the comparable period in 1998. The net increase in sales that resulted in the second quarter of 1999 from the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in certain of the Company's base product lines resulting from a media campaign, was offset by a reduction of sales in the first quarter of 1999 as compared to 1998, which experienced significant sales in the first quarter of 1998 from a single product, together with an increase of approximately $749,000 in sales returns and allowances and discounts for the six month period.

GROSS PROFIT
Gross profit for the three months ended June 30, 1999 increased by $264,000, or 7%, to $4,006,000, from $3,742,000 for the comparable period in 1998. Gross profits as a percentage of sales for the three months ended June 30, 1999 decreased to 50% from 53% in the comparable period in 1998. The majority of the decrease in the margin percentage resulted from a $250,000 write-off related to Surgical Technologies product line.

Gross profit for the six months ended June 30, 1999 decreased $1,380,000 to $7,590,000 from $8,970,000 for the comparable period in 1998. Gross profits as a percentage of sales for the six months ended June 30, 1999 decreased to 51% from 57% in the comparable period in 1998. The majority of the decrease in the margin relates to pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, sales adjustments given to certain customers, a shift in product mix to certain items which have a slightly lower margin, and a $250,000 write-off related to the Surgical Technologies product line. 1998 margin reflected the higher gross margin achieved by the introduction of a new product for that year.

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

Sales and marketing expenses for the six months ended June 30, 1999, increased by $1,020,000, or 32% to $4,241,000 from $3,219,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to launch the introduction of the Company's new Inholtra pain reliving product, as well as campaigns to support certain of the Company's other products.

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

General and administrative expenses for the six months ended June 30, 1999, increased by $1,760,000, or 53% to $5,055,000 from $3,295,000 for the comparable period in 1998. The increase primarily relates to a $300,000 increase in legal costs, $500,000 in costs incurred on the Company's HealthZone.com operations, $350,000 for costs incurred to re-label certain of the Company's products to conform to current FDA requirements, and $244,000 relating to the non-cash cost of issuing warrants and options. The Company also incurred approximately $350,000 in bad debts during the first quarter of 1999, mostly relating to international sales. The remainder of the increase relates to overall increase in operating and overhead costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the three months ended June 30, 1999, increased by $406,000 to $559,000 from $153,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

Depreciation and amortization for the six months ended June 30, 1999, increased by $429,000 to $821,000 from $392,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

OTHER INCOME (EXPENSE)
Interest expense for the for the three months ending June 30, 1999 increased to $375,000 from $18,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, and the incurrence of the Inholtra acquisition debt which was paid off and replaced by a term loan on June 10, 1999.

Interest expense for the six months ending June 30, increased to $450,000 from $35,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit , the incurrence of the Inholtra acquisition debt and the term loan in 1999. Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, the Company experienced negative cash flow from operations of $1,306,000, and utilized another $13,479,000 for investing activities, of which $13,502,000 was used for acquisitions. To finance the above, the Company utilized its existing credit facilities, issued a $10,000,000 promissory note payable, and issued 363,636 shares of the Company's common stock.

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


                                        Omni Nutraceuticals, Inc.

Dated: July 14, 2000                By: /s/ Klee Irwin
                                        ---------------------------------------
                                        Klee Irwin
                                        President and Chief Executive Officer