Form 10-Q/A
period 1999-09-30
OMNI NUTRACEUTICALS
filed 2000-07-14
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q/A

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            OMNI NUTRACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  SEPTEMBER 30,              DECEMBER 31,
                                                     1999                       1998
                                                     ----                       ----
                                                 (UNAUDITED)

                    ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                          $          -              $      426,000
Accounts Receivable, net                              6,419,000                   6,023,000
Inventories                                           3,695,000                   2,855,000
Prepaid Expenses and Other                              630,000                     290,000
Current portion of Receivables from Officers            216,000                     497,000
 And Shareholders
Current Portion of Notes Receivable                     109,000                      99,000
                                               -----------------          ------------------
 TOTAL CURRENT ASSETS                                11,069,000                  10,190,000

Building Held for Sale                                        -                   1,521,000
Property and Equipment, net                           1,120,000                     627,000
Trademarks                                           13,023,000                      99,000
Intangibles                                           2,559,000                     420,000
Other Assets                                          1,010,000                      55,000
Receivable from Officers and Shareholders               102,000                     175,000
Notes Receivable, net of Current Portion                409,000                           -
                                               -----------------          ------------------
                                                  $  29,292,000             $    13,087,000
                                               =================          ==================


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash Overdraft                                    $     128,000             $             -
Accounts Payable                                      4,923,000                   2,637,000
Accrued Liabilities                                   1,753,000                     942,000
Line of Credit                                        4,914,000                   1,000,000
Current Portion of Term Loan                          2,332,000                           -
Current Portion of Notes Payable                        230,000                     328,000
Income Taxes Payable                                    150,000                     438,000
Customer Deposits                                       450,000                     450,000
                                               -----------------          ------------------
 TOTAL CURRENT LIABILITIES                           14,880,000                   5,795,000
                                               -----------------          ------------------
Term Loan, net of Current Portion                    10,668,000                           -
Notes Payable, net of Current Portion                         -                   1,423,000

STOCKHOLDERS' EQUITY
Common Stock                                            284,000                     279,000
Additional Paid in Capital                           17,319,000                  14,333,000
Treasury Stock                                          (50,000)                    (50,000)
Deficit                                             (13,809,000)                 (8,693,000)
                                               -----------------          ------------------
 Total Stockholders' Equity                           3,744,000                   5,869,000
                                               -----------------          ------------------
                                                  $  29,292,000             $    13,087,000
                                               =================          ==================

            See notes to condensed consolidated financial statements.

                            OMNI NUTRACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                SEPTEMBER 30                                   SEPTEMBER 30
                                                ------------                                   ------------

                                          1999                1998                    1999                  1998
                                          ----                ----                    ----                  ----
Net Sales                               $  9,539,000        $  7,225,000             $ 24,521,000         $ 23,066,000
Cost of Sales                              4,997,000           3,041,000               12,389,000            9,968,000
                                    -----------------    ----------------      -------------------    -----------------
 Gross Profit                              4,542,000           4,184,000               12,132,000           13,098,000
                                    -----------------    ----------------      -------------------    -----------------
Costs and Expenses
 Distribution Expenses                       672,000             164,000                1,750,000              523,000
 Sales and Marketing                       2,393,000           1,396,000                6,634,000            4,770,000
 General and Administrative                1,902,000           1,444,000                6,957,000            4,737,000
 Depreciation and Amortization               514,000             192,000                1,395,000              583,000
 Write-off of Surgical Technology
 assets                                            -                   -                  390,000                    -
 Merger Expenses                                   -                   -                        -            1,015,000
                                    -----------------    ----------------      -------------------    -----------------
 Total Costs and Expenses                  5,541,000           3,196,000               17,126,000           11,628,000
                                    -----------------    ----------------      -------------------    -----------------
Net Income (Loss) from
Operations                                  (999,000)            988,000               (4,994,000)           1,470,000

Other Income (Expense)
 Interest Income                              (8,000)              4,000                   24,000               15,000
 Interest Expense                           (408,000)            (36,000)                (858,000)            (125,000)
 Other Income (Expense)                        2,000             (32,000)                 476,000              (64,000)
                                    -----------------    ----------------      -------------------    -----------------
 Total Other Income (Expense)               (414,000)            (64,000)                (358,000)            (174,000)
                                    -----------------    ----------------      -------------------    -----------------
Net Income (Loss) before Income
 Taxes                                    (1,413,000)            924,000               (5,352,000)           1,296,000
 Income Tax Benefit                         (113,000)                  -                 (236,000)             (64,000)
                                    -----------------    ----------------      -------------------    -----------------

Net Income (Loss)                       $ (1,300,000)        $   924,000            $  (5,116,000)        $  1,360,000
                                    =================    ================      ===================    =================

Net Income (Loss) per Common
Share
 Basic                                  $      (0.05)        $      0.03            $       (0.18)        $       0.05
 Diluted                                $      (0.05)        $      0.03            $       (0.18)        $       0.05

Weighted Average Shares Outstanding
 Basic                                    28,255,445          27,753,000               28,165,287           27,737,644
 Diluted                                  28,255,445          27,931,409               28,165,287           27,920,347



            See notes to condensed consolidated financial statements

                            OMNI NUTRACEUTICALS, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL
                                                COMMON STOCK       PAID IN         TREASURY STOCK
                                             SHARES      AMOUNT    CAPITAL       SHARES     AMOUNT       DEFICIT          TOTAL
                                             ------      ------    -------       ------     ------       -------          -----
BALANCE, JANUARY 1, 1999                   27,857,139   $279,000  $ 14,333,000   90,890   $(50,000)   $ (8,693,000)   $  5,869,000

Issuance of common stock in
 connection with HVE acquisition              363,636      4,000     2,269,000                                           2,273,000

Issuance of common stock in connection
 with exercise of stock options and
 for services                                  67,670      1,000       198,000                                             199,000

Compensation expense in connection
 with issuance of warrants and options                                 519,000                                             519,000

Net loss for the period                                                                                 (5,116,000)     (5,116,000)
                                           ----------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                28,288,445   $284,000  $ 17,319,000   90,890   $(50,000)   $(13,809,000)   $  3,744,000
                                           ========================================================================================

            See notes to condensed consolidated financial statements

                            OMNI NUTRACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999                1998
                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (5,116,000)       $  1,359,000
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities;
  Depreciation and amortization                          1,395,000             250,000
  (Gain) loss on disposal of assets                       (481,000)                  -
  Write-off of Surgical Technology Assets                  390,000                   -
  Issuance of warrants and options                         519,000             291,000
  Issuance for shares for services                         114,000                   -
  Amortization of notes from Officers                      134,000                   -
  (Increase) Decrease in;
    Accounts receivable                                   (396,000)          1,264,000
    Inventory                                             (840,000)           (580,000)
    Prepaid and other                                     (529,000)            (54,000)
   Increase (Decrease) in:
    Bank Overdraft                                         128,000                   -
    Accounts payable                                     2,286,000            (851,000)
    Accrued Liabilities                                    240,000            (726,000)
    Income Taxes                                          (288,000)            165,000
    Deferred income taxes                                                     (126,000)
                                                      ------------        ------------
Cash provided by (used in) operating activities         (2,444,000)            992,000
                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                              (905,000)           (144,000)
 Purchase of Inholtra and HVE                          (13,471,000)                  -
 Net proceeds from asset dispositions                      386,000                   -
 Increase in other assets                                  (36,000)                  -
 Decrease in  notes receivable                             258,000               8,000
                                                      ------------        ------------
Cash used in investing activities                      (13,768,000)           (136,000)
                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      85,000              75,000
Repayments of old line of credit                        (1,000,000)                  -
Borrowings under existing line of credit                 4,914,000          (1,383,000)
Borrowings under Term Loan                              13,000,000                   -
Borrowings on long term borrowings                                             516,000
Repayments on long term borrowings                        (221,000)           (783,000)
Costs incurred with financing                             (992,000)                  -
Distributions to shareholders                                                  321,000
                                                      ------------        ------------
Cash provided by (used in) financing activities         15,786,000          (1,254,000)
                                                      ------------        ------------
Net decrease in cash                                      (426,000)           (398,000)

Cash and cash equivalents, beginning of period             426,000             637,000
                                                      ------------        ------------
Cash and cash equivalents, end of period              $          -        $    239,000
                                                      ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
- --------------------------------------------------------------------
In connection with the sale of the Company's facility in Boulder, Colorado, (i) a note receivable of $458,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

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

                                         Three Months                       Nine Months
                                      Ended September 30,                Ended September 30,
                                      -------------------                -------------------

                                   1999                 1998          1999                 1998
                                   ----                 ----          -----                ----
Revenue                       $  9,539,000      $  7,360,000     $ 24,521,000      $ 23,533,000
Net income (loss)               (1,300,000)          636,000       (5,116,000)          669,000
Earnings (loss) per share     $       (.05)     $        .02     $       (.18)     $        .02

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


                             Three Months Ended                 Nine months Ended
                               September 30,                      September 30,
                               -------------                      -------------

                           1999              1998             1999              1998
                           ----              -----            ----              ----
Revenues              $  9,539,000      $  8,271,000     $ 24,521,000      $ 25,366,000
Net Income (loss)       (1,300,000)        1,102,000       (5,116,000)        1,062,000
Income (Loss) per
 share                $       (.05)     $        .04     $       (.18)     $        .04



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

RESULTS OF OPERATIONS

OPERATING RESULTS
Consolidated net sales for the three months ended September 30, 1999 were $9,539,000 with an operating loss of $999,000 and a net loss of $1,300,000, or $.05 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,225,000 with operating income of $988,000 and net income of $924,000, or $.03 per basic and diluted share. The net loss for the three month period ended September 30, 1999 was impacted by a charge of $261,000 incurred in connection with the relocation of the Company's corporate and warehouse facilities and a $160,000 loss from operations from the Company's wholly-owned Internet subsidiary, HealthZone.com. ("HealthZone").

Consolidated net sales for the nine months ended September 30, 1999 were $24,521,000 with an operating loss of $4,994,000 and a net loss of $5,116,000, or $.18 per basic and diluted share. Consolidated net sales for the same period in the prior year were $23,066,000 with operating income of $1,470,000 and net income of $1,360,000, or $.05 per basic and diluted share. The net loss for the nine month period was impacted by; a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; a charge of $261,000 incurred with the relocation of the Company's corporate and warehouse facilities; and a $590,000 loss in operations from HealthZone.

SALES
Net sales for the three months ended September 30, 1999, increased by $2,314,000, or 33%, to $9,539,000 from $7,225,000 for the comparable period in
1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in sales from certain of the Company's base product lines.

Net sales for the nine months ended September 30, 1999, increased by $1,455,000, or 7%, to $24,521,000 from $23,066,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in certain of the Company's base product lines.

GROSS PROFIT

Gross profit for the three months ended September 30, 1999 increased by $338,000, or 9%, to $4,522,000, from $4,184,000 for the comparable period in
1998. Gross profits as a percentage of sales for the three months ended September 30, 1999 decreased to 48% from 58% in the comparable period in 1998. The decrease during the quarter in the gross margin resulted primarily from approximately $860,000 of sales returns, allowances and discounts. The remaining decrease in the margin percentage is a result of a shift in product mix to certain items that have lower margins.

Gross profit for the nine months ended September 30, 1999 decreased $966,000, or 8%, to $12,132,000 from $13,098,000 for the comparable period in 1998. Gross profits as a percentage of sales for the nine months ended September 30, 1999 decreased to 50% from 57% in the comparable period in 1998. The decrease in the margin relates to; (i) pricing concessions begun during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, (ii) additional sales returns, allowances and discounts granted to customers; and (iii) an overall shift in product mix to certain items which have lower margins.

SALES AND MARKETING
Sales and marketing expenses for the three months ended September 30, 1999 increased by $997,000, or 72% to $2,393,000 from $1,396,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

Sales and marketing expenses for the nine months ended September 30, 1999, increased by $1,864,000, or 40% to $6,634,000 from $4,770,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 1999, increased by $458,000, or 32% to $1,902,000 from $1,444,000 for the comparable period in 1998. The increase primarily relates to a $105,000 increase in legal costs, $120,000 in costs incurred on the HealthZone operations and the remainder related to miscellaneous costs incurred with the expansion of the business.

General and administrative expenses for the nine months ended September 30, 1999, increased by $2,220,000, or 47% to $6,957,000 from $4,737,000 for the comparable period in 1998. The increase primarily relates to a $390,000 increase in legal and professional fees, $560,000 in costs incurred on the Company's HealthZone operations, $225,000 for consulting costs incurred to implement the Company's acquisition of Inholtra and other products, and approximately $350,000 in bad debts during the first quarter of 1999. The remainder of the increase relates to overall increase in operating and overhead costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the three months ended September 30, 1999, increased by $382,000 to $574,000 from $192,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

Depreciation and amortization for the nine months ended September 30, 1999, increased by $812,000 to $1,395,000 from $583,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

OTHER INCOME (EXPENSE)
Interest expense for the three months ending September 30, 1999 increased by $372,000 to $408,000 from $36,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, and the term loan that the Company entered into on June 10, 1999.

Interest expense for the nine months ending September 30, increased $733,000 to $858,000 from $125,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, the incurrence of the Inholtra acquisition debt and the term loan in 1999.
Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

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

                                                     Omni Nutraceuticals, Inc.

Dated: July 14, 2000                           By:     /s/ Klee Irwin
                                                  ------------------------------
                                                       Klee Irwin
                                                       President and CEO