Form 10-K/A
period 1999-12-30
OMNI NUTRACEUTICALS
filed 2000-07-14
CIK 857353

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

The Company's principal offices are located at 5310 Beethoven Street, Los Angeles, California, 90066 in a building and warehouse leased by the Company at a monthly rental charge of $39,000. This is a five-year lease subject to escalation. On November 1, 1999 the Company entered into a five-year lease for the office located in Broomfield, Colorado. The monthly rent is $3,724.08 and is subject to escalation (please see schedule below). In addition, in 1999 the Company owned a building in Boulder, Colorado and leased warehouse space in Broomfield, Colorado. On March 25, 1999, the Company completed the sale of its former 4Health, Inc. corporate facility located in Boulder Colorado (the "Property"). The sale price for the Property was $2,350,000, which consisted of
(i) cash consideration of $600,000 that was paid at closing, (ii) assumption of a $1,300,000 existing first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $450,000 promissory note secured by a second trust deed in the Property. The note receivable is to be paid in monthly installments of $3,688, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full.

In November 1999 the Company entered into a 5 year lease of it's office facilities in Broomfield, Colorado. The lease agreement calls for escalating lease payment over the term of the lease.

Schedule  of  Escalation  for
Broomfield,  Colorado  Office
- -----------------------------
     Year  1          $29,456
     Year  2          $29,456
     Year  3          $31,560
     Year  4          $31,560
     Year  5          $32,612


LOCATION                        SIZE                   FUNCTION
- --------                        ----                   --------
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


PROPOSAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  VOTES FOR   VOTES AGAINST  VOTES WITHHELD
- --------------------------------------------------------------------------  ----------  -------------  --------------
To ratify an amendment to Article III of the Company's Bylaws. . . . . . .  22,350,092         31,890         130,950
To elect Mr. Santo P. Panzarella to the Board of Directors . . . . . . . .  22,062,992              -         449,940
To ratify amendments to the Long Term Stock Incentive Plan . . . . . . . .  21,625,572        755,610         131,750

To ratify selection of Arthur Andersen LLP, independent public accountants  24,469,070         41,962           1,900


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

                            YEARS ENDING DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




STATEMENT OF OPERATIONS DATA                                   1999      1998      1997      1996       1995
Net sales                                                    $35,308   $30,547   $29,353   $28,592    $12,824
Gross profit                                                  17,461    18,007    16,050    16,266      7,620
Operating (loss) income                                       (8,306)    1,827    (4,638)   (1,298)     1,342
Other income (expense), net                                     (829)     (209)      (79)      101        (76)
Income (loss) before provision for income taxes               (9,135)    1,618    (4,717)   (1,197)     1,266
Provision for income taxes                                      (274)      600        --       594        360
Net income (loss)                                             (8,861)    1,018    (4,717)   (1,791)       906
Pro forma provision for income taxes (unaudited)                 N/A     1,345       765       N/A        439
Pro forma net income (loss) (unaudited)                          N/A       273    (5,482)      N/A        827
PER SHARE DATA:
Historical
Earnings (loss) per common share
- -- Basic and diluted                                         $ (0.31)  $  0.04   $ (0.17)  $ (0.07)    $ 0.04
Pro forma
Earnings (loss) per common share
- -- Basic and diluted (unaudited)                             $ (0.31)  $  0.01   $  (.20)      N/A     $ 0.03
Historical

Weighted average number of shares of common
stock outstanding--Basic                                      28,177    27,747    27,365    25,647      24,457

Weighted average number of shares of common
stock Outstanding Diluted                                     28,177    28,221    27,365    25,647      24,583
Pro forma

Weighted average number of shares of common
stock outstanding -- Basic (unaudited)                           N/A    27,747    27,365      N/A       24,457

Weighted average number of shares of common
stock outstanding -- Diluted (unaudited)                         N/A    28,221    27,365      N/A       24,583


                                      YEARS  ENDING  DECEMBER  31
                                          (in  thousands)




BALANCE SHEET DATA. . . . . . . . . . .     1999      1998     1997     1996    1995
                                         --------  -------  -------  -------  ------
Working Capital (Deficit) . . . . . . .  $(6,364)  $ 4,395  $ 3,588  $ 4,843  $2,385
Total Assets. . . . . . . . . . . . . .   31,727    13,087   11,337   15,832   5,786
Long Term Debt, Net of Current Portion.   10,187     1,423    1,298    1,276   1,296
Shareholders' Equity. . . . . . . . . .    1,878     5,869    5,387   10,256   3,205

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

Operating  Results
- ------------------

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


                              QUARTERS  ENDED  1999




                                                   MARCH 31     JUNE 30       SEPTEMBER 30    DECEMBER 31    TOTAL
                                                  -----------  ------------  --------------  -------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . .  $6,991,000   $ 7,991,000   $   9,539,000   $ 10,787,000   $35,308,000
Gross profit . . . . . . . . . . . . . . . . . .   3,584,000     4,006,000       4,542,000      5,329,000    17,461,000
Loss from operations . . . . . . . . . . . . . .  (1,065,000)   (2,930,000)       (999,000)    (3,312,000)   (8,306,000)
Other income (expense), net. . . . . . . . . . .     411,000      (355,000)       (414,000)      (471,000)     (829,000)
                                                  -----------  ------------  --------------  -------------  ------------
Loss before provision (benefit) for income taxes    (654,000)   (3,285,000)     (1,413,000)    (3,783,000)   (9,135,000)
Benefit for income taxes . . . . . . . . . . . .          --      (123,000)       (113,000)       (38,000)     (274,000)
                                                  -----------  ------------  --------------  -------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . .  $ (654,000)  $(3,162,000)  $  (1,300,000)  $ (3,745,000)  $(8,861,000)
                                                  ===========  ============  ==============  =============  ============
Net loss per common
  share-Basic and Diluted. . . . . . . . . . . .  $    (0.02)  $     (0.11)  $       (0.05)  $      (0.13)  $     (0.31)
                                                  ===========  ============  ==============  =============  ============


                             QUARTERS  ENDED  1998




                                                  MARCH 31     JUNE 30       SEPTEMBER 30    DECEMBER 31    TOTAL
                                                  -----------  ------------  --------------  -------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . .  $8,746,000   $ 7,013,000   $   7,225,000   $  7,563,000   $30,547,000
Gross profit . . . . . . . . . . . . . . . . . .   5,223,000     3,835,000       4,280,000      4,669,000    18,007,000
Loss from operations . . . . . . . . . . . . . .   1,610,000    (1,178,000)        988,000        407,000     1,827,000
Other (expense) income, net. . . . . . . . . . .      (7,000)      (41,000)        (64,000)       (97,000)     (209,000)
                                                  -----------  ------------  --------------  -------------  ------------
(Loss) before provision (benefit) for
  income taxes . . . . . . . . . . . . . . . . .   1,603,000    (1,219,000)        924,000        310,000     1,618,000
Provision (benefit) for income taxes . . . . . .     (34,000)      (45,000)             --        679,000       600,000
                                                  -----------  ------------  --------------  -------------  ------------
Net (loss) . . . . . . . . . . . . . . . . . . .  $1,637,000   $(1,174,000)  $     924,000   $   (369,000)  $ 1,018,000
                                                  ===========  ============  ==============  =============  ============
Net (loss) per common share-- Basic and Diluted.  $     0.06   $     (0.04)  $        0.03   $      (0.01)   $     0.04
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



NAME. . . . . . . . . . .  AGE  OFFICER SINCE  DIRECTOR SINCE  POSITION
- -------------------------  ---  -------------  --------------  -----------------------------------------------
Mr. Andrew Vollero, Jr. .   63           1999            2000  Chairman of the Board
Mr. Klee Irwin. . . . . .   34           1998            1998  President and Chief Executive Officer, Director
Mr. Albert Kashani. . . .   40              -            2000  Director
Mr. Christof Ballin . . .   35              -            2000  Director
Mr. Marty Sumichrast. . .   58              -            2000  Director
Mr. R. Lindsey Duncan (1)   37           1993            1993  Chairman of the Board, Director
Mr. Louis Mancini (2) . .   54           1999            1999  President and Chief Executive Officer, Director
Mr. Jonathan Diamond (3).   41              -            1998  Director
Mr. James Jeffs (4) . . .   49              -            1998  Director
Mr. Santo Panzarella (5).   60              -            1999  Director

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

Individual  Grants
- ------------------


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

Change  in  Management
- ----------------------

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

EXHIBIT  INDEX

<BTB>
                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
- - ----------  -----------  ----------------------------------------------------------------------  --------------------

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

 Item 5.                 Other Items

   5.01          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Norwest Business Credit, Inc.                                           Reference (1)

   5.02          5       Summary of Revolving Line of Credit Agreement between 4Health and       Incorporated by
                         Wells Fargo Bank.                                                       Reference (9)

                SEC
 EXHIBIT     REFERENCE
  NUMBER      NUMBER                               TITLE OF DOCUMENT                                   LOCATION
- - ----------  -----------  ----------------------------------------------------------------------  --------------------
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

  10.26                   Consulting  Agreement between the Company and Liviakis                 Incorporated by
                          Financial Communications,  Inc.                                        Reference (15)

  10.27                   Termination Agreement between the Company and Louis                    Incorporated by
                          Mancini                                                                Reference (15)


 Item 20.                Other Documents or Statements to Security Holders

  20.01         20       Notice of change of transfer and warrant agent.                         Incorporated by
                                                                                                 Reference (2)

 Item 23.

    23          23       Consent of Independent Public Accountant                                Incorporated by
                                                                                                 Reference (16)

 Item 27.                Financial Data Schedule

  27.01         27       Financial Data Schedule                                                 Incorporated by
                                                                                                 Reference (16)


- - ------------------------

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

(16) Incorporated by reference from the Company's report on Form 10-K filed for December 31, 1999.

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

     Management's  plans  in  regard  to  these  items  include  the  following:

- -   The Company raised $3,000,000 via a private placement in January 2000 (see
Note  16)
- -   The  Company  raised $2,100,000 via a private placement in March 2000 (see
Note  16)
- - The Company has a commitment from the January 2000 investor to provide an additional $2,000,000 in private placement funding contingent on the Company achieving certain sales benchmarks for the first two quarters of 2000 (see Note
16)
- - The Company is currently negotiating to raise an additional $15 million via a private placement with a plan to pay off the Term Loan with the proceeds
- - The Company has received a waiver from its credit facility lender for violations of certain covenants included in the loan agreement (see Note 8)
- - The Company has reduced portions of its fixed overhead expenses, including executive salary reductions of $1,300,000
- - Management has revised its marketing strategy and plans to reduce advertising expenditures
- -   Management  intends  to  focus  additional  efforts  toward developing its
e-commerce  operations  to  generate  additional  revenues

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


3.     SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENTS

     The Company recorded the following significant adjustments in the fourth quarter of fiscal 1999:

- -     Legal  settlement  (see  Note  12)                       $1,200,000
- -     Provision  for  doubtful  accounts  for  large
      customer  balances  deemed  uncollectable
      in  the  fourth  quarter                                    916,000
- -     Provision  for  discounts  and  rebates  tied
      to  fourth  quarter  sales                                  824,000
                                                           --------------
                                                               $2,940,000
                                                                 ========


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




YEAR ENDED DECEMBER 31,
- ------------------------

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
                                                                        ==========  ===========


     Future annual payments under the notes payable and capital lease obligations are as follows as of December 31, 1999:



Year ended
- -------------
December 31,
- -------------

2000. . . . .  $176,000
2001. . . . .    23,000
2002. . . . .    26,000
2003. . . . .    30,000
2004. . . . .    23,000
- -------------  --------

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

     As a result of the March 12, 2000 employment realignments, the Company has the following obligations to the above individuals:

- -   Lindsay  Duncan:     extension  of  exercise  and  expiration  dates  for
                           1,003,029 stock  options  to  March  2007
- -     Louis  Mancini:      payout  accrued vacation, forgiveness of $175,000
                           note receivable  (see  Note  6)
- -     Klee  Irwin:         none

LEGAL

     On December 23, 1999, a lawsuit was filed against the Company, the Company's former President and Chief Executive Officer, Klee Irwin, and the Company's then current President, Louis Mancini, entitled David Mandel, Jeffrey
                                                           ---------------------
D.  Segal  and  Gordon D. Barker v. Omni Nutraceuticals, Inc., Klee Irwin, Louis
- ------------------------------------------------------------------------------
Mancini and Does 1 through 50 (Superior Court of the State of California, County
- -----------------------------
of Los Angeles - Central District, Case No. BC222263). The lawsuit includes various causes of action, including fraud, negligent misrepresentation, misappropriation of trade secrets, unjust enrichment, unfair business practices and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) (under which triple damages have been claimed). The lawsuit is based on various alleged claims, including that the plaintiffs, the sole shareholders of Health & Vitamin Express ("HVE"), were fraudulently induced to enter into a merger agreement pursuant to which HVE became a wholly-owned subsidiary of the Company based on false representations of the defendants. The lawsuit does not specify the amount of damages claimed. Although the Company believes that the claims made in the lawsuit are without merit, the Company is currently in settlement negotiations with the plaintiffs in the lawsuit. The proposed terms of the settlement provide that the Company will issue an additional 363,636 shares of common stock to the former shareholders of HVE. Management believes that the claims will be settled in accordance with the proposed settlement agreement. As such, the Company has estimated and recorded a charge of $1,200,000 in the accompanying statement of operations as of December 31, 1999 in connection with this claim.

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


                                DISTRIBUTION     E-COMMERCE     TOTAL
                                ------------     ----------     -----
1999
- ----
Net sales                       $35,013,000     $295,000     $35,308,000
Cost of sales                    17,635,000      212,000      17,847,000
Gross profit                     17,378,000       83,000      17,461,000
Costs and expenses               25,050,000      717,000      25,767,000
Loss from Operations             (7,672,000)    (634,000)     (8,306,000)
Interest income                      32,000           -           32,000
Interest expense                 (1,326,000)     (13,000)     (1,339,000)
Other income (expense)              479,000       (1,000)        478,000
Benefit for income taxes           (274,000)          -         (274,000)
Net loss                         (8,213,000)    (648,000)     (8,861,000)
Depreciation and amortization     1,875,000       17,000       1,892,000
Assets                           31,669,000       58,000      31,727,000
Expenditures  for  long-lived
assets                           15,154,000           -       15,154,000


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


Dated:  July  14,  2000           OMNI  NUTRACEUTICALS,  INC.

                                By:  /s/  KLEE  IRWIN
                                     Klee  Irwin
                                     CHIEF  EXECUTIVE  OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                        DATE
     ---------                       -----                        ----

     /s/KLEE  IRWIN             Chief  Executive  Officer     July  14,  2000
     --------------
     Klee  Irwin


     /s/  ANDREW VOLLERO, JR.   Director                      July  14,  2000
     -------------------------
     Andrew  Vollero,  Jr.


     /s/  ALBERT  KASHANI       Director                      July  14,  2000
     --------------------
     Albert  Kashani


     /s/  CHRISTOF  BALLIN      Director                      July  14,  2000
     ---------------------
     Christof  Ballin


     /s/  Herman Rosenman      Chief Financial Officer        July  14,  2000
     -----------------
     Herman Rosenman