Form 10-Q/A
period 2000-03-31
OMNI NUTRACEUTICALS
filed 2000-07-14
CIK 857353

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
                                           ============  ============

                     OMNI  NUTRACEUTICALS  INC.
          CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                             (UNAUDITED)





                                         Three months Ended
                                              March 31,

                                               2000        1999
Net sales                                 7,789,000   6,991,000
Cost of sales                             4,556,000   3,407,000
                                 -------------------  ----------

 Gross Profit                             3,233,000   3,584,000

Costs and Expenses
 Distribution expenses                      586,000     587,000
 Sales and marketing                      4,563,000   1,755,000
 General and administrative               3,739,000   2,045,000
 Depreciation and amortization              655,000     262,000
                                 -------------------  ----------

 Total costs and expenses                 9,543,000   4,649,000

(Loss) from operations                   (6,310,000) (1,065,000)

Other income (expense)
  Interest Income                            13,000      15,000
  Interest Expense                         (465,000)    (75,000)
  Other income (expense)                      1,000     471,000
                                 -------------------  ----------

 Total other income (expense)              (451,000)    411,000
                                 -------------------  ----------
Minority Interest                                 -           -
Net (loss) before income taxes           (6,761,000)   (654,000)

Income tax (benefit)
                                 -------------------  ----------

Net (Loss)                               (6,761,000)   (654,000)

Preferred stock dividends                 1,950,000
                                 -------------------  ----------

Net (Loss) available to common           (8,711,000)   (654,000)
  shareholders                   ===================  ==========

Net (Loss) available to common              (0.30)        (0.02)
  shareholders per share, basic and
  diluted

                   OMNI  NUTRACEUTICALS  INC.
         CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (UNAUDITED)



                                                                     Three Months Ended March 31,
                                                                         2000             1999
                                                                     ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         (6,761,000)    (654,000)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities;
  Depreciation and amortization                                              655,000      262,000
  (Gain) loss on disposal of assets                                                -     (481,000)
  Issuance of warrants and options                                            97,000       97,000
  Issuance for shares for services                                         1,770,000
  Amortization of notes from Officers                                              -       36,000
  (Increase) Decrease in;
    Accounts receivable                                                    1,468,000      215,000
    Inventory                                                                158,000      (64,000)
    Prepaid and other                                                        124,000     (629,000)
   Increase (Decrease) in:
    Bank Overdraft                                                          (165,000)
    Accounts payable                                                       1,834,000      699,000
    Accrued Liabilities                                                   (1,363,000)     119,000
    Income Taxes                                                             (52,000)       7,000
                                                                         ------------  -----------

Cash provided by (used in) operating activities                           (2,235,000)    (393,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                                                 (35,000)    (206,000)
 Purchase of Inholtra and HVE                                                          (3,250,000)
 Net proceeds from asset dispositions                                                     479,000
 Decrease in other assets                                                     22,000
 Collections on notes receivable                                               3,000
                                                                        -------------  -----------


Cash used in investing activities                                            (10,000)  (2,977,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     2,376,000       85,000
Proceeds from issuance of preferred stock                                  1,900,000
Proceeds from issuance of warrants                                           100,000
Proceeds fom sale of minority interest                                     1,000,000
Repayments of old line of credit                                                       (1,000,000)
Borrowings (repayments) under existing line of credit                     (1,036,000)   4,088,000
Borrowings on long term borrowings
Repayments on long term borrowings                                          (665,000)    (173,000)
Costs incurred with financing                                               (100,000)
                                                                         ------------  -----------

Cash provided by (used in) financing activities                            3,575,000    3,000,000

Net increase (decrease) in cash                                            1,330,000     (370,000)
                                                                         ------------  -----------

Cash and cash equivalents, beginning of period                                     -      426,000

Cash and cash equivalents, end of period                                   1,330,000       56,000
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

RESULTS  OF  OPERATIONS

OPERATING  RESULTS

Consolidated net sales for the three months ended March 31, 2000 were $7,789,000 with an operating loss of $6,310,000 and a net loss of $6,761,000, and a net loss  available  to  common  shareholders  of  $8,711,000  or $.30 per basic and diluted share. Consolidated net sales for the same period in the prior year were $6,991,000 with a operating loss of $1,065,000 and a net loss of $654,000 or $.02 per basic and diluted share. Total operating expenses for the three months were  9,543,000  versus  4,649,000  for  the  same  period  in  1999

SALES

Net sales for the three months ended March 31, 2000, increased by $798,000, or 12%, to $7,789,000 from $6,991,000 for the comparable period in 1999. The increase in sales relates to the introduction of new products.

GROSS  PROFIT

Gross profit for the three months ended March 31, 2000 decreased by $351,000, or 10%, to $3,233,000, from $3,584,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended March 31, 2000 decreased to 42% from 52% in the comparable period in 1999. The decrease during the quarter in the gross margin resulted primarily from increased pricing concessions on new product introductions and shifts in product mix to items having lower margins.

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

DEPRECIATION  AND  AMORTIZATION

Depreciation and amortization for the three months ended March 31, 2000, increased by $393,000 to $655,000 from $262,000 for the comparable period in 1999. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions and amortization of costs associated with the credit facility.

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

During the three months ended March 31, 2000 the Company experienced a negative cash flow of $2,235,000. $3,585,000 was provided from investing and financing activities. There was a net increase in cash and cash equivalents of $1,330,000. The sale of equities provided $5,376,000 of which $1,801,000 was used for repayments of an existing line of credit and other long term borrowings, as well as for costs incurred with the financing.

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

                                  OMNI NUTRACEUTICALS, INC.

                                  By /s/ Klee Irwin
                                  -----------------------
                                  Klee Irwin
                                  President & CEO

                                  By /s/ Herman Rosenman
                                  -----------------------
                                  Herman Rosenman
                                  Chief Financial Officer

Dated:  July 14, 2000