Form 10-Q/A
period 1999-03-31
OMNI NUTRACEUTICALS
filed 2000-07-17
CIK 857353

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            Irwin Naturals/4Health, Inc.
                       Condensed Consolidated Balance Sheets



                                                                      March 31,          December 31,
                                                                    ------------         ------------
                                                                         1999                1998
                                                                    ------------         ------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                           $     56,000         $    426,000
Accounts receivable, net                                               5,808,000            6,023,000
Inventories                                                            2,919,000            2,855,000
Prepaid expenses and other                                               737,000              290,000
Current portion of receivables from officers and shareholders            504,000              497,000
Current portion of note receivable                                       109,000               99,000
                                                                    ------------         ------------
   Total current assets                                               10,133,000           10,190,000

Building held for sale                                                         0            1,521,000
Property and equipment, net                                              529,000              627,000
Intangible assets                                                     16,616,000              519,000
Other assets                                                             178,000               55,000
Receivable from officers and shareholders                                132,000              175,000
Notes receivable                                                         447,000                    0
                                                                    ------------         ------------
   Total assets                                                     $ 28,035,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                    $  3,817,000         $  2,637,000
Accrued liabilities                                                    1,161,000              942,000
Line of credit                                                         4,088,000            1,000,000
Notes payable                                                            378,000              328,000
Acquisition debt                                                      10,000,000                    0
Income and other taxes payable                                           445,000              438,000
Customer deposits                                                        450,000              450,000
                                                                    ------------         ------------
   Total current liabilities                                          20,339,000            5,795,000

LONG-TERM DEBT, net of current portion                                         0            1,423,000

STOCKHOLDERS' EQUITY

Common stock                                                             283,000              279,000
Additional paid in capital                                            16,810,000           14,333,000
Treasury stock                                                           (50,000)             (50,000)
Accumulated deficit                                                   (9,347,000)          (8,693,000)
                                                                    ------------         ------------
   Total stockholders' equity                                          7,696,000            5,869,000

                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 28,035,000         $ 13,087,000
                                                                    ------------         ------------
                                                                    ------------         ------------



               See notes to condensed consolidated financial statements

                            Irwin Naturals/4Health, Inc.
                  Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                        -----------------------------
                                           1999              1998
                                        -----------       -----------
Net Sales                               $ 6,991,000       $ 8,746,000
Cost of goods sold                        3,407,000         3,639,000
                                        -----------       -----------
Gross margin                              3,584,000         5,107,000

Operating Expenses
  Sales and marketing                     1,755,000         1,632,000
  General and administrative              2,894,000         1,865,000
                                        -----------       -----------

Total operating expenses                  4,649,000         3,497,000
                                        -----------       -----------

Net income (loss) from operations        (1,065,000)        1,610,000
Other (expense) income, net                 411,000            (7,000)
                                        -----------       -----------

Net income (loss) before income            (654,000)        1,603,000
  taxes

Income tax (benefit)                              0           (34,000)
                                        -----------       -----------

NET INCOME (LOSS)                          (654,000)        1,637,000
                                        -----------       -----------
                                        -----------       -----------

Net income per common                   $      (.02)      $       .06
  share - basic and diluted
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000        27,728,000
  outstanding - basic
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares                  28,040,000        27,868,000
  outstanding - diluted
                                        -----------       -----------
                                        -----------       -----------



             See notes to condensed consolidated financial statements.

                            Irwin Naturals/4Health, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1999            1998
                                                      -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $  (654,000)    $1,637,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                          262,000         78,000
   (Gain) Loss on disposal of assets                     (481,000)         1,000
   Issuance of warrants                                    97,000         97,000

(Increase) decrease in:
   Accounts receivable                                    215,000        128,000
   Inventory                                              (64,000)      (168,000)
   Prepaid expenses and other assets                     (629,000)      (102,000)

Increase (decrease) in:
   Accounts payable                                       699,000        (84,000)
   Accrued liabilities                                    119,000       (279,000)
   Taxes payable                                            7,000         (9,000)
                                                      -----------    -------------
Net cash provided by (used in) operating activities      (429,000)     1,299,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                               (206,000)       (61,000)
  Acquisition of Inholtra                              (3,250,000)             0
  Proceeds from asset dispositions                        479,000              0
                                                      -----------    -------------
Net cash used in investing activities                  (2,977,000)       (61,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                              85,000          5,000
   Repayments of old line of credit                    (1,000,000)      (300,000)
   Borrowings on existing line of credit                4,088,000
   Repayments on long-term borrowings                    (173,000)        (7,000)
   Decrease in notes from officers                         36,000
   Distributions to shareholders                                0       (321,000)
                                                      -----------    -------------
Net cash (used in) provided by financing activities     3,036,000       (623,000)
                                                      -----------    -------------

NET INCREASE (DECREASE) IN CASH                          (370,000)       615,000

CASH AND CASH EQUIVALENTS, at beginning of period         426,000        637,000
                                                      -----------    -------------

CASH AND CASH EQUIVALENTS, at end of period           $    56,000     $1,252,000
                                                      -----------    -------------
                                                      -----------    -------------


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


                                Three Months Ended March 31,
                               ------------------------------
                                1999                   1998
                               -------                ------
Revenue                        $7,114,000             $8,927,000
Net income (loss)                (870,000)             1,617,000
Earnings (loss) per share            (.03)                   .06


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


                            Three Months Ended March 31,
                            ----------------------------
                            1999                    1998
                            ----                    ----

Revenues                    7,721,000              8,960,000
Net Income (loss)            (445,000)             1,594,000
Earnings per share               (.02)                   .06


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


                                                              Three months ended March 31,
                                                        (in thousands, except per share amounts)
                                              ------------------------------------------------------------
                                                          1999                            1998
                                              ------------------------------------------------------------
                                                                      Per                             Per
                                              Income     Shares      Share     Income     Shares     Share
                                              ------------------------------------------------------------
Net income                                     $(654)    28,040                 $1,637    27,728
Basic EPS                                                            $(.02)                          $0.06
Effect of diluted securities:
  Stock warrants and options outstanding                                                     140
                                              ------------------------------------------------------------
Net income                                     $(654)    28,040      $(.02)     $1,637    27,868     $0.06
Diluted EPS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEE THE DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS ABOVE.

Results of Operations

COMPARISON OF FIRST QUARTER 1999 TO 1998

     Net sales for the three months ended March 31, 1999, decreased by $1.755 million to $6.991 million from $8.746 million for the same quarterly period a year ago. These results included a reduction of $852 thousand of a single opportunistic product launched in 1998 that enjoyed strong first quarter sales in 1998. During the first quarter of 1999, sales of this product have stabilized at a lower level. In addition, International Sales decreased by $371 thousand primarily due to the relatively stagnant economic climate in the Far East and Russia. Substantially all of the remainder represents the recognition during the quarter ended March 31, 1999, of additional sales returns, allowances and discounts.

     Gross profits decreased by $1.523 million, or 29.8%, to $3.584 million during the first quarter of 1999, down from $5.107 million for the same quarter of 1998. $547 thousand of this decrease was attributable to single product previously described as a significant contributor to decreased sales. Approximately $225,000 relates to lower sales in the International Division as discussed above and substantially all of the remainder represents the effect of increased sales returns, allowances and discounts. Gross profit expressed as a percentage of net sales decreased to 51.3% for the quarter ended March 31, 1999 from 58.4% in the same period a year ago. The decrease was primarily attributable to Sales Mix, Pricing concessions offered during the first quarter of 1999 in conjunction with the launch and early stage sales of several new products, and lower than normal margins experienced on sales through HZ.

     Total operating expenses for the quarter ending March 31, 1999 increased $1.152 million, or 32.9%, to $4.65 million from $3.5 million for the same quarter in 1998. In addition, operating expenses expressed as a percentage of net sales increased to 66.5% for the first quarter of 1999 an increase from 40.0% experienced in the same quarter one year ago. Sales and Marketing expenses increased by $123 thousand to $1.755 million during the first quarter of 1999 from $1.632 million for the same period one year earlier. Included in the first quarter 1999 sales and marketing expenses was a non-recurring Co-op Advertising charge of $150 thousand, and HZ related sales and marketing of $50 thousand. General and Administrative expenses increased by $1.029 million to $2.894 million during the three months ended March 31, 1999 when compared to $1.865 million for the comparable period one year ago. $305 thousand of this increase was for provision for doubtful accounts. An additional
$102 thousand of the increase was relative to amortization on the assets associated with the Inholtra and HVE acquisitions. Other expense increases included one-time legal expenses of $74 thousand during the first quarter of 1999 coupled with excess insurance and property tax expenses of $65 thousand associated with redundant facilities that will be eliminated in future periods. The remainder of the difference was a result of excess consulting, temporary, audit, and professional fees amounting to $160 thousand associated with improving infrastructure and with acquisition integration, plus $161 thousand of expenses associated with the HZ operation.

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

     The Company reported a net loss before taxes of $654 thousand, or $0.02 per share, for the three months ended March 31, 1999 compared to net income of $1.64 million, or $0.06 per share, for the three months ended March 31, 1998. These results include ($206 thousand) net loss for the quarter ended March 31, 1999 for HZ.

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

                                        Omni Nutraceuticals, Inc.

 Dated: July 14, 2000                By:   /s/ Klee Irwin
                                           -------------------------------
                                         Klee Irwin
                                         President and Chief Executive Officer