Form 10-Q
period 2000-06-30
OMNI NUTRACEUTICALS
filed 2000-08-14
CIK 857353

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                ----------------

                                    FORM  10-Q

             [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                       THE  SECURITIES  EXCHANGE  ACT  OF  1934
                     FOR  THE  PERIOD  ENDED  JUNE 30,  2000

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of June 30, 2000 was 32,372,364.

                           Omni  Nutraceuticals,  Inc.
                               Index  to  Form  10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE

Item  1.  Financial  Statements:                                              4

   Condensed  Consolidated  Balance  Sheets  as  of  June 30,  2000
   (unaudited) and  December  31,  1999                                       4

   Condensed  Consolidated  Statements  of  Operations  for  Three
   Months and Six Months Ended June 30, 2000 and 1999 (unaudited)             5

   Condensed  Consolidated  Statements  of  Cash  Flows  for  Six
   Months  Ended  June  30,  2000  and  1999 (unaudited)                      6

   Notes  to  Condensed  Consolidated  Financial  Statements                  8

Item  2.  Management's  Discussion  and  Analysis  of  Financial
         Condition  and  Results  of  Operations                              12

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  16

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     16

Item  3.  Defaults Upon Senior Securities                                     17

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         17

Item  5.  Other  Matters                                                      18

Item  6.  Exhibits  and  Reports  on  Form  8-K                               18

         SIGNATURES                                                           19

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF THE COMPANY" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART  I.          FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                          OMNI  NUTRACEUTICALS, INC.
                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS




                                              June 30,   December 31,
                                                  2000          1999
                                           (unaudited)
                                           ------------  ------------
CURRENT ASSETS
Accounts Receivable, net. . . . . . . . .    6,467,000     6,776,000
Inventories . . . . . . . . . . . . . . .    4,409,000     5,972,000
Prepaid Expenses and Other. . . . . . . .    1,415,000       539,000
Notes Receivable. . . . . . . . . . . . .      447,000       450,000
                                           ------------  ------------

 Total Current Assets . . . . . . . . . .   12,738,000    13,737,000

Property and Equipment, net . . . . . . .    1,495,000     1,516,000
Trademarks and Websites . . . . . . . . .   17,467,000    12,798,000
Intangibles . . . . . . . . . . . . . . .    2,263,000     2,422,000
Other Assets. . . . . . . . . . . . . . .      957,000     1,254,000

                                            34,920,000    31,727,000
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash Overdraft. . . . . . . . . . . . . .      890,000       165,000
Accounts Payable. . . . . . . . . . . . .    8,781,000     7,176,000
Accrued Liabilities . . . . . . . . . . .    1,652,000     2,875,000
Line of Credit. . . . . . . . . . . . . .    4,979,000     6,436,000
Current Portion of Term Loan. . . . . . .   10,861,000     2,332,000
Current Portion of Notes Payable. . . . .       21,000       176,000
Income Taxes Payable. . . . . . . . . . .            -        52,000
Customer Deposits . . . . . . . . . . . .      450,000       450,000
                                           ------------  ------------

 Total Current Liabilities. . . . . . . .   27,634,000    19,662,000

Term Loan, net of Current Portion . . . .            -    10,085,000
Notes Payable, net of Current Portion . .       98,000       102,000

Minority Interest . . . . . . . . . . . .            -

Stockholders' Equity
Shares issueable under legal settlement .                  1,200,000
Common Stock. . . . . . . . . . . . . . .      324,000       274,000
Additional Paid in Capital. . . . . . . .   34,498,000    18,008,000
Treasury Stock. . . . . . . . . . . . . .      (50,000)      (50,000)
Deficit . . . . . . . . . . . . . . . . .  (27,584,000)  (17,554,000)
                                           ------------  ------------

 Total Stockholders' Equity . . . . . . .    7,188,000     1,878,000

Total Liabilities and Stockholders equity   34,920,000    31,727,000
                                           ============  ============

                     OMNI  NUTRACEUTICALS, INC.
          CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS




                                                               Three months Ended              Six months Ended
                                                                  June 30                          June 30
                                                            2000               1999          2000         1999
                                                       UNAUDITED           UNAUDITED     UNAUDITED    UNAUDITED
                                              -------------------  -----------------  ------------  -----------
Net Sales. . . . . . . . . . . . . . . . . .           9,561,000          7,989,000    17,350,000   14,980,000
Cost of Sales. . . . . . . . . . . . . . . .           5,550,000          3,950,000    10,106,000    7,357,000
                                              -------------------  -----------------  ------------  -----------

 Gross Profit. . . . . . . . . . . . . . . .           4,011,000          4,039,000     7,244,000    7,623,000

Costs and Expenses
 Distribution Expenses . . . . . . . . . . .             608,000            755,000     1,194,000    1,342,000
 Sales and Marketing . . . . . . . . . . . .           1,689,000          2,843,000     6,252,000    4,598,000
 General and Administrative. . . . . . . . .           1,694,000          2,286,000     5,336,000    4,428,000
 Depreciation and Amortization . . . . . . .             721,000            598,000     1,376,000      860,000
 Write-off of Surgical Technologies. . . . .                                390,000                    390,000
                                              -------------------  -----------------  ------------  -----------

 Total Costs and Expenses. . . . . . . . . .           4,712,000          6,872,000    14,158,000   11,618,000

(Loss) from Operations . . . . . . . . . . .            (701,000)        (2,833,000)   (6,914,000)  (3,995,000)

Other Income (Expense)
  Interest Income. . . . . . . . . . . . . .               9,000             17,000        22,000       32,000
  Interest Expense . . . . . . . . . . . . .            (636,000)          (472,000)   (1,198,000)    (450,000)
  Other Income (Expense) . . . . . . . . . .              10,000              3,000        11,000      474,000
                                              -------------------  -----------------  ------------  -----------

 Total Other Income (Expense). . . . . . . .            (617,000)          (452,000)   (1,165,000)      56,000
                                              -------------------  -----------------  ------------  -----------

Minority Interest. . . . . . . . . . . . . .                   -                                 -

Net (Loss) before Income Taxes . . . . . . .          (1,318,000)        (3,285,000)   (8,079,000)  (3,939,000)
                                              -------------------  -----------------  ------------  -----------

Income Tax (Benefit) . . . . . . . . . . . .                   -           (123,000)                  (123,000)

Net (Loss) . . . . . . . . . . . . . . . . .          (1,318,000)        (3,162,000)   (8,079,000)  (3,816,000)
                                              -------------------  -----------------  ------------  -----------

Preferred Stock Dividends. . . . . . . . . .                   -                        1,950,000
                                              -------------------  -----------------  ------------  -----------

Net (Loss) Available to Common Shareholders.          (1,318,000)        (3,162,000)  (10,029,000)  (3,816,000)
                                              ===================  =================  ============  ===========

Net (Loss) per common share
    Basic. . . . . . . . . . . . . . . . . .               (0.04)             (0.11)        (0.34)       (0.14)
    Diluted. . . . . . . . . . . . . . . . .               (0.04)             (0.11)        (0.34)       (0.14)

Weighted Average Shares Outstanding
    Basic. . . . . . . . . . . . . . . . . .          32,028,218         28,247,945    29,758,250   28,128,389
    Diluted. . . . . . . . . . . . . . . . .          32,028,218         28,247,945    29,758,250   28,128,389

                   OMNI  NUTRACEUTICALS, INC.
         CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                 Six Months Ended June 30
                                                                            2000          1999
                                                                       UNAUDITED     UNAUDITED
                                                        -------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss). . . . . . . . . . . . . . . . . . .                (8,079,000)   (3,816,000)
Adjustments to reconcile Net Income
 (Loss) to Net Cash Provided by
 (Used in) Operating Activities;
  Depreciation and Amortization. . . . . . . . . . . .                 1,376,000       821,000
  (Gain) Loss on Disposal of Assets. . . . . . . . . .                                (481,000)
  Write-off of Surgical Technologies Assets. . . . . .                                 390,000
  Issuance of Warrants and Options . . . . . . . . . .                   194,000       293,000
  Issuance of Shares for Services. . . . . . . . . . .                 1,760,000
  Amortization of Notes from Officers. . . . . . . . .                                  67,000
  (Increase) Decrease in;
    Accounts Receivable. . . . . . . . . . . . . . . .                   309,000       647,000
    Inventory. . . . . . . . . . . . . . . . . . . . .                 1,563,000      (504,000)
    Prepaid and Other. . . . . . . . . . . . . . . . .                  (364,000)     (203,000)
   Increase (Decrease) in:
    Bank Overdraft . . . . . . . . . . . . . . . . . .                   725,000
    Accounts Payable . . . . . . . . . . . . . . . . .                 1,605,000     1,501,000
    Accrued Liabilities. . . . . . . . . . . . . . . .                (1,223,000)      181,000
    Income Taxes . . . . . . . . . . . . . . . . . . .                   (52,000)     (135,000)
                                                        -------------------------  ------------

Cash Provided by (Used in) Operating Activities. . . .                (2,186,000)   (1,239,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Fixed Assets . . . . . . . . . . . . .                  (196,000)     (318,000)
 Purchase of Inholtra and HVE. . . . . . . . . . . . .                             (13,502,000)
 Net Proceeds from Asset Dispositions. . . . . . . . .                                 386,000
 Decrease in Other Assets. . . . . . . . . . . . . . .                   233,000       (46,000)
 Collections on Notes Receivable . . . . . . . . . . .                     4,000         1,000
                                                        -------------------------  ------------


Cash Provided by (Used in) Investing Activities. . . .                    41,000   (13,479,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock . . . . . . . .                 2,418,000        85,000
Proceeds from Issuance of Preferred Stock. . . . . . .                 1,900,000
Proceeds from Issuance of Warrants . . . . . . . . . .                   100,000
Proceeds from Sale of Minority Interest. . . . . . . .                 1,000,000
Repayments of old line of credit . . . . . . . . . . .                              (1,000,000)
Borrowings (Repayments) under existing Line of Credit.                (1,457,000)    3,602,000
Borrowings on Long Term Borrowings . . . . . . . . . .                              13,000,000
Repayments from Long Term Borrowings . . . . . . . . .                (1,716,000)     (146,000)
Costs Incurred with Financing. . . . . . . . . . . . .                  (100,000)     (992,000)
                                                        -------------------------  ------------

Cash Provided by (Used in) Financing Activities. . . .                 2,145,000    14,549,000

Net Increase (Decrease) in Cash. . . . . . . . . . . .                         -      (169,000)

Cash and Cash Equivalents, Beginning of Period . . . .                         -       426,000

Cash and Cash Equivalents, End of Period . . . . . . .                         -       257,000

SUPPLEMENTAL  SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

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

The Company issued two directors a total of 40,000 shares of common stock and recorded a non-cash charge of $40,000.

The Company recorded a compensation charge of $1,720,000 related to the transfer of personal shares from an officer and major shareholder to a departing board member.

The Company issued 800,000 shares of common stock to a financial consulting firm
for  services  provided  with  the  private  placement  of   700,000  shares  of
common stock for $2,100,000.

The Company issued 838,941 shares of common stock to acquire certain assets of Healthshop.Com, Inc. The shares had a value of $3,500,000.

The Company issued 170,000 shares of common stock to acquire SmartBasics, Inc. The shares had a value of $510,000.

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                          Six Months Ended June 30, 2000
                                   (Unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements reflect the results of operations for Omni Nutraceuticals, Inc. (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K. Certain 1999 amounts have been reclassified to conform to 2000 presentation. For the three-month and six-month periods ended June 30, 2000 and June 30, 1999, no common stock equivalents were included because they would have been anti-dilutive.

NOTE  2.  GOING  CONCERN  ISSUES

In connection with the audit for the year ended December 31, 1999, the Company received a report from its independent auditors that included an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. Additionally, the Company is in violation of revised covenants contained in the credit facility.

NOTE  3.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principles effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No, 101 will have a material effect on the Company's revenue recognition and results of operations.

NOTE  4.  ACQUISITIONS

On May 22 the Company acquired certain assets, including equipment and customer lists of Healthshop.com. The purchase price called for the issuance of 838,951 shares of common stock valued at $3,500,000; 250,000 common stock purchase options, exercisable at $4.50 per share with a term of 10 years, vesting immediately, issued to the former officers of Healthshop.com, valued at $872,000; and an option to purchase additional shares of the Company's common stock at a price of $4.15 for a 30 day period, up to a maximum of $2,500,000, valued at $289,000. The aggregate purchase price was $4,661,000, which has been allocated to Websites and Customer Lists.

The acquisition agreement also calls for additional shares to be issued should the Company's stock price drop below the pre-acquisition levels, up to a maximum of 400,000 shares. In the event the Company is forced to issue additional shares under this provision, these amounts will be applied to the aggregate purchase price to increase Websites and Customer Lists.

Additionally, the acquisition calls for shares to be issued under certain earn-outs if acquired customer lists generate certain levels of revenue. Any additional shares issued under these earn-outs will also be applied to the purchase price when issued. Management does not believe the Company will have to issue additional shares under these earn-out agreements.

The Company is currently amortizing the Websites and Customer Lists straight line over 5 years.

On May 25, 2000, the Company acquired Smart Basics, Inc., dba SmartBasics.com, for 170,000 shares of the Company's common stock valued at $510,000. SmartBasics.com is an internet and mail order business that sells nutritional supplements and health related products.

NOTE  5.  CREDIT  FACILITY

The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The $13 million Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999 and were to increase to $750,000 on October 15, 2002 until the loan was paid in full on April 15, 2004. The credit facility also contained certain financial and other covenants or restrictions including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on incurrence of indebtedness, and restrictions on dividends paid by the Company. As of March 31, 2000, the Company was in violation of several of the covenants.

On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the expiration dates of both loans to April 30, 2001, when the loans are payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly payments. The amendment also requires the Company to meet revised financial covenants. As of June 30, 2000, the Company was in violation of several of the revised covenants and is negotiating with the lender for waivers. As of June 30, 2000, the maximum additional credit available under the borrowing limitations was $2,000,000.

NOTE  6.  CAPITAL  TRANSACTIONS

During the first six months of year 2000, as compensation for serving on the Board of Directors, the Company issued two directors a total of 40,000 shares of common stock. The accompanying financial statements include a charge of $40,000 to reflect this issue of shares.

On January 24, 2000, the Company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $1,900,000 and sold seven year warrants to purchase 500,000 of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion price of $0.753 per share was significantly below the trading price of $1.719 per share of the Company's common stock when the preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders. In connection with the placement of the preferred shares, an officer of the Company transferred 222,000 shares of his personally held common stock to the investor, as added consideration for the funding. Pursuant to this agreement, the Company has attributed a portion of the proceeds from the preferred stock to the transfer of the common shares equal to $380,000, which was the fair market value of common stock at the date of the transaction. After the allocation of proceeds, the net purchase price for the preferred stock aggregated to $1,520,000.

Concurrent with the issuance of the preferred stock, the Company sold a 10% interest in its wholly owned subsidiary, HealthZone.com, to the same investors for $1,000,000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the Company's financial statements.

On March 12, 2000, the Company entered into a two year consulting agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the Company by LFC. Under the terms granted to LFC, the Company issued 800,000 shares during the current year. The balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. Pursuant to a provision in the consulting agreement, LFC is entitled to receive a finders fee in connection with any debt or equity financing for the Company from a source introduced to the Company, or its nominee, from LFC and a finders fee in connection with any acquisition of the Company by any candidate introduced to the Company, or its nominee, by LFC. The shares have been recorded as an issuance cost on the accompanying financial statements.

On March 27, 2000, the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for aggregate proceeds of $2,100,000.

On April 13, 2000, the Company finalized the settlement of the lawsuit filed by the former shareholders of Health & Vitamin Express by issuing 363,636 shares of common stock and granting a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share. Due to the issuance of these shares, the Company has reclassified the contingent shares to additional paid in capital.

On April 20, 2000, the Company entered into a one year consulting agreement with a financial advisor. The agreement calls for the issuance of options to purchase 30,000 shares of common stock at $3.86 per share. The options vest 7,500 at the end of each three months after the initiation of the contract. Related to the agreement, the Company has recorded $115,000 of prepaid consulting fees, which is being amortized as consulting expense over the term the services are being provided.

On June 28, 2000 the company entered into a consulting agreement with an investment banking firm to perform certain financial consulting services. The agreement called for the issuance of 300,000 options to purchase the company's common stock at $4.00 per share and covered a term of six months. The options were valued at $747,000 and are being amortized into consulting expense over the term of the agreement.

On June 28, 2000 the company entered into a consulting agreement with an investment banking firm to perform certain financial consulting services. The agreement called for the issuance of 25,000 warrants with a 7-year term and immediate vesting, to purchase the company's common stock at $0.01 per share. Subsequent to June 30, 2000, the agreement with the investment banking firm was terminated and the warrants cancelled.

NOTE  7.  SUBSEQUENT  EVENTS

On March 31, 2000, the Company signed a binding term sheet with Vitamin Discount Connection to purchase that company for 120,000 shares of the Company's common stock. Vitamin Discount Connection is an Internet and mail order business that sells nutritional supplements and health related products. On July 31, 2000 the purchase price was changed to 190,000 shares of common stock and certain terms and conditions of the term sheet were revised.

On April 17, 2000, the Company's directors and a majority of the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Corporation to Healthzone.com, Inc. The proposed amendment was submitted for filing with SEC on Schedule 14C on May 8, 2000, but requires full shareholder approval. It is uncertain when the name change will actually be adopted, if at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

OPERATING  RESULTS

Consolidated net sales for the three months ended June 30, 2000 were $9,561,000 with an operating loss of $701,000 and a net loss of $1,318,000 or $.04 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,989,000 with an operating loss of $2,833,000 and a net loss of $3,162,000 or $.11 per basic and diluted share. Total operating expenses for the three months ended June 30, 2000 were $4,712,000 compared with $6,872,000 for the same period in 1999.

Consolidated net sales for the six months ended June 30, 2000 were $17,350,000 with an operating loss of $6,914,000, a net loss of $8,079,000 and a net loss available to common shareholders of $10,029,000 or $.34 per basic and diluted share. Consolidated net sales for the same period in the prior year were $14,980,000 with an operating loss of $3,995,000 and a net loss of $3,816,000 or $.14 per basic and diluted share. Total operating expenses for the six months ended June 30, 2000 were $14,158,000 compared with $ 11,618,000 for the same period in 1999.

SALES

Net sales for the three months ended June 30, 2000 increased by $1,572,000 or 20%, to $9,561,000, from $7,989,000 for the comparable period in 1999. The increase in sales relates to introduction of new products in 2000 and an overall increase in sales from some of the existing product lines.

Net sales for the six months ended June 30, 2000 increased by $2,370,000 or 16%, to $17,350,000, from $14,980,000 for the comparable period in 1999. The increase in sales relates to introduction of new products in 2000 and an overall increase in sales from some of the existing product lines.

GROSS  PROFIT

Gross profit for the three months ended June 30, 2000 decreased by $28,000 or 1%, to $4,011,000 from $4,039,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended June 30, 2000 decreased to 42% from 51% in the comparable period in 1999. The decrease in the margin percentage relates to a shift in the product-mix to certain items that have a slightly lower margin, increased pricing concessions offered and sales adjustments given to customers.

Gross profit for the six months ended June 30, 2000 decreased by $379,000 or 5%, to $7,244,000 from $7,623,000 for the comparable period in 1999. Gross profits as a percentage of sales for the six months ended June 30, 2000 decreased to 42% from 51% in the comparable period in 1999. The decrease in the margin percentage relates to a shift in the product-mix to certain items that have a slightly lower margin, increased pricing concessions offered and sales adjustments given to customers.

SALES  AND  MARKETING

Sales and marketing expenses for the three months ended June 30, 2000 decreased by $1,154,000 or 41% to $1,689,000 from $2,843,000 for the comparable period in 1999. The decrease primarily relates to approximately $964,000 of reduction in advertising and promotion costs, and a $116,000 reduction in wages.

Sales and marketing expenses for the six months ended June 30, 2000 increased by $1,654,000 or 36% to $6,252,000 from $4,598,000 for the comparable period in
1999. This was mainly due to a $1,925,000 increase in media and co-op advertising campaigns initiated by the former management in an attempt to increase sales for the first quarter and for the year 2000. The main products promoted were Inholtra, Veromax and Cholestaid. This increase was partially offset by a $200,000 decrease in wages.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2000 decreased by $592,000 or 26% to $1,694,000 from $2,286,000 for the comparable period in 1999. The decrease primarily relates to approximately $400,000 reduction in wages, consulting and travelling expenses, and $156,000 of reduced costs at the Company's HealthZone.com operations.

General and administrative expenses for the six months ended June 30, 2000 increased by $908,000 or 21% to $5,336,000 from $4,428,000 for the comparable period in 1999. The increase primarily relates to a single item of $1,720,000. In connection with Withdrawal Agreement between the Company and its former Chairman of the Board, the current CEO transferred one million shares of personally owned company common stock to the former Chairman of the Company. Although the Company did not issue any additional shares, the applicable accounting rules require the Company to record a one-time non-cash compensation expense of $1,720,000 being the fair market value of the stock transferred. This was partially offset by an approximately $502,000 decrease in wages, consulting and travelling expenses. The remainder of the decrease relates to overall savings in operating and overhead costs.

DEPRECIATION  AND  AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2000 increased by $123,000 or 21% to $721,000 from $598,000 for the comparable period in 1999. The increase relates to amortization costs of the Inholtra and HVE acquisitions, and the acceleration of the amortization of costs associated with the credit facility.

Depreciation and amortization expenses for the six months ended June 30, 2000 increased by $516,000 or 60% to $1,376,000 from $860,000 for the comparable period in 1999. The increase relates to amortization costs of the Inholtra and HVE acquisitions, and the acceleration of the amortization of costs associated with the credit facility.


OTHER  INCOME  (EXPENSE)

Interest expense for the three months ended June 30, 2000 increased by $164,000 or 35% to $636,000 from $472,000 for the comparable period in 1999. The increase is consistent with the increase in company's line of credit utilization.

Interest expense for the six months ended June 30, 2000 increased by $748,000 or 166% to $1,198,000 from $450,000 for the comparable period in 1999. The increase is consistent with the increase in company's line of credit utilization and Term Loan that the company secured on June 10, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the six months ended June 30, 2000, the Company experienced a negative cash flow from operations of $2,186,000. The sale of equities and minority interest in the subsidiary HealthZone.com provided $5,418,000. $3,273,000 was used for repayment of an existing line of credit and other long term borrowings as well as for costs incurred with the financing.

The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The $13 million Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999 and were to increase to $750,000 on October 15, 2002 until the loan was paid in full on April 15, 2004. The credit facility also contained certain financial and other covenants or restrictions including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on incurrence of indebtedness, and restrictions on dividends paid by the Company. As of March 31, 2000, the Company was in violation of several of the covenants.

On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the expiration dates of both loans to April 30, 2001, when the loans are payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly payments. The amendment also requires the Company to meet revised financial covenants. As of June 30, 2000, the Company was in violation of several of the revised covenants and is negotiating with the lender for waivers. As of June 30, 2000, the maximum additional credit available under the borrowing limitations was $2,000,000.

The Company has primarily funded its operations to date through internally generated capital, bank or private equity financing. The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products.

Management believes that additional investment capital will be required to permit the Company to meet its business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that the Company will be able to secure such funds on commercially reasonable terms, if at all. If not successful in securing additional funds, the Company may be forced to dispose of its assets outside of its normal course of business and/or resort to bankruptcy protection.

The common stock of the Company is currently listed on the NASDAQ National Market Quotation System. Continued listing on this Exchange is dependent on meeting certain share price and financial guidelines relating to profitability and net asset values, which the Company currently doe not meet. The Company has until approximately August 21, 2000 to achieve compliance or to request a hearing if compliance is not achieved prior to that date. There can be no assurance that compliance will be achieved by that date or that, if a hearing is requested, it will result in continued listing of the common stock on this Exchange. In the event of an unfavorable outcome, options that may be available at that time for listing the common stock include listing on NASDAQ Small Cap or on the American Stock Exchange.

                    PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On December 23, 1999, a lawsuit was filed against the Company and certain officers by former shareholders of Health & Vitamin Express alleging various causes of action. The proposed terms of the settlement provided that the Company immediately issue the 363,636 shares of common stock, which could have been issuable to the former shareholders of HVE if future earnings targets were met. On April 13, 2000, the Company finalized the settlement by issuing 363,636 shares of common stock and granting a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share.

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the first six months of year 2000, as compensation for serving on the Board of Directors, the Company issued two directors a total of 40,000 shares of common stock. The accompanying financial statements include a charge of $40,000 to reflect this issue of shares.

On January 24, 2000, the company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $1,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

Concurrent with the issuance of the preferred stock, the Company sold a 10% interest in its wholly owned subsidiary, HealthZone.com, to the same investors for $1,000,000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the Company's financial statements.

On March 12, 2000, the Company entered into a two year consulting agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the Company by LFC. Under the terms granted to LFC, the Company issued 800,000 shares during the current year. The balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. Pursuant to a provision in the consulting agreement, LFC is entitled to receive a finders fee in connection with any debt or equity financing for the Company from a source introduced to the Company, or its nominee, from LFC and a finders fee in connection with any acquisition of the Company by any candidate introduced to the Company, or its nominee, by LFC. The shares have been recorded as an issuance cost on the accompanying financial statements.

On March 27, 2000, the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for aggregate proceeds of $2,100,000.

On April 13, 2000, the Company finalized the settlement of the lawsuit filed by the former shareholders of Health & Vitamin Express by issuing 363,636 shares of common stock and granting a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share.

On May 22, 2000, the Company acquired certain assets of HealthShop.com, Inc. for $3,500,000 in value of the Company's common stock (838,951 shares with up to 400,000 additional shares issuable if, the common stock value is less than $3,500,000 by February 2001). HealthShop.com, Inc. is an Internet business that sells nutritional supplements and health related products.

On May 25, 2000, the Company acquired Smart Basics, Inc., DBA SmartBasics.com, for 170,000 shares of the Company's common stock. SmartBasics.com is an Internet and mail order business that sells nutritional supplements and health related products.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

As of June 30, 2000, the Company was in violation of several of the revised covenants contained in the credit facility and is negotiating with the lender for waivers.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES

On April 17, 2000, the Company's directors and a majority of the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Corporation to Healthzone.com, Inc. The proposed amendment was submitted for filing with SEC on Schedule 14C on May 8, 2000, but requires full shareholder approval. It is uncertain when the name change will actually be adopted, if at all.

No other matters were submitted to the security holders for a vote during the period covered by this report.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

On April 14, 2000 the Company filed a report on Form 8-K under Item 5 disclosing
(i) the resignation of Lindsey Duncan from the board of directors and as an officer of the company and related agreements between Mr. Duncan and the Company; and (ii) the election of Martin Sumichrast as a director, and subsequent resignation; (iii) the termination of employment as President and Chief Executive Officer of the Company; (iv) the appointment of Klee Irwin as President and Chief Executive Officer; (v) the adoption of a consulting agreement with Liviakis Financial Communications, Inc.; (vi) the approval and execution of a termination agreement with Mr. Louis Mancini; and (vii) the closing of a transaction with investors for a private placement of 700,000 shares of the Company's common stock at $3.00 per share with total gross proceeds of $1,200,000.

On April 20, 2000 the Company filed a report on Form 8-K under Item 4 reflecting a change in the Company's accountants from Arthur Andersen LLP to Singer, Lewak, Greenbaum & Goldstein LLP.

On August 8, 2000 the Company filed a report on Form 8-K under Item 5 disclosing the engagement of Rabobank International to perform a variety of investment banking services to explore strategic alternatives for the Company.

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

                                  OMNI NUTRACEUTICALS, INC.

                                  By /s/ Klee Irwin
                                  -----------------------
                                  Klee Irwin
                                  President & CEO

                                  By /s/ Andrew Vollero, Jr.
                                  -----------------------
                                  Andrew Vollero, Jr.
                                  Chairman of the Board and Acting
                                  Chief Financial Officer

Dated:  August 14, 2000