Form 10-Q/A
period 1999-09-30
OMNI NUTRACEUTICALS
filed 2001-02-23
CIK 857353

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of November 1, 1999 was 27,198,141.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNI NUTRACEUTICALS, INC.

CONSOLIDATED BALANCE SHEET AS OF
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(UNAUDITED)

	September 30, 1999	December 31, 1998
	(Restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$—	$426,000
Accounts Receivable, net	5,437,000	6,023,000
Inventories	4,186,000	2,855,000
Prepaid Expenses and Other	630,000	290,000
Current Portion of Receivables from Officers And Shareholders	216,000	497,000
Current Portion of Notes Receivable	109,000	99,000

TOTAL CURRENT ASSETS	10,578,000	10,190,000

Building Held for Sale	—	1,521,000
Property and Equipment, net	1,120,000	627,000
Trademarks	13,023,000	99,000
Intangibles	2,559,000	420,000
Other Assets	1,010,000	55,000
Receivable from Officers and Shareholders	102,000	175,000
Notes Receivable, net of Current Portion	409,000	—

	$28,801,000	$13,087,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft	$128,000	$—
Accounts Payable	4,923,000	2,637,000
Accrued Liabilities	1,753,000	942,000
Line of Credit	4,914,000	1,000,000
Current Portion of Term Loan	2,332,000	—
Current Portion of Notes Payable	230,000	328,000
Income Taxes Payable	150,000	438,000
Customer Deposits	450,000	450,000

TOTAL CURRENT LIABILITIES	14,880,000	5,795,000

Term Loan, net of Current Portion	10,668,000	—
Notes Payable, net of Current Portion	—	1,423,000
STOCKHOLDERS' EQUITY
Common Stock	284,000	279,000
Additional Paid in Capital	17,319,000	14,333,000
Treasury Stock	(50,000)	(50,000)
Deficit	(14,300,000)	(8,693,000)

Total Stockholders' Equity	3,253,000	5,869,000

	$28,801,000	$13,087,000

See notes to consolidated financial statements.

OMNI NUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
	(Restated)		(Restated)
Net Sales	$8,557,000	$7,225,000	$23,539,000	$23,066,000
Cost of Sales	4,506,000	3,041,000	11,898,000	9,968,000

Gross Profit	4,051,000	4,184,000	11,641,000	13,098,000

Costs and Expenses
Distribution Expenses	672,000	164,000	1,750,000	523,000
Sales and Marketing	2,393,000	1,396,000	6,634,000	4,770,000
General and Administrative	1,902,000	1,444,000	6,957,000	4,737,000
Depreciation and Amortization	574,000	192,000	1,395,000	583,000
Write-off of Surgical Technology assets	—	—	390,000	—
Merger Expenses	—	—	—	1,015,000

Total Costs and Expenses	5,541,000	3,196,000	17,126,000	11,628,000

Income (Loss) from Operations	(1,490,000)	988,000	(5,485,000)	1,470,000
Other Income (Expense)
Interest Income	(8,000)	4,000	24,000	15,000
Interest Expense	(408,000)	(36,000)	(858,000)	(125,000)
Other Income (Expense)	2,000	(32,000)	476,000	(64,000)

Total Other Income (Expense)	(414,000)	(64,000)	(358,000)	(174,000)

Net Income (Loss) before Income Taxes	(1,904,000)	924,000	(5,843,000)	1,296,000
Income Tax Benefit	(113,000)	—	(236,000)	(64,000)

Net Income (Loss)	$(1,791,000)	$924,000	$(5,607,000)	$1,360,000

Net Income (Loss) per Common Share
Basic	$(0.06)	$0.03	$(0.20)	$0.05
Diluted	$(0.06)	$0.03	$(0.20)	$0.05
Weighted Average Shares Outstanding
Basic	28,255,445	27,753,000	28,165,287	27,737,644
Diluted	28,255,445	27,931,409	28,165,287	27,920,347

See notes to consolidated financial statements.

OMNI NUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)
(RESTATED)

	Common Stock			Treasury Stock
			Additional Paid-in Capital
	Shares	Amount		Shares	Amount	Deficit	Total
BALANCE, JANUARY 1, 1999	27,857,139	$279,000	$14,333,000	90,890	$(50,000)	$(8,693,000)	$5,869,000
Issuance of common stock in connection with HVE acquisition	363,636	4,000	2,269,000				2,273,000
Issuance of common stock in connection with exercise of stock options and for services	67,670	1,000	198,000				199,000
Compensation expense in connection with issuance of warrants and options			519,000				519,000
Net loss for the period						(5,607,000)	(5,607,000)

BALANCE, SEPTEMBER 30, 1999	28,288,445	$284,000	$17,319,000	90,890	$(50,000)	$(14,300,000)	$3,253,000

See notes to consolidated financial statements.

OMNI NUTRACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

	Nine Months Ended September 30,
	1999	1998
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,607,000)	$1,360,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,395,000	250,000
(Gain) loss on disposal of assets	(481,000)	—
Write-off of Surgical Technology Assets	390,000	—
Issuance of warrants and options	519,000	291,000
Issuance for shares for services	114,000	—
Amortization of notes from Officers	134,000	—
(Increase) Decrease in:
Accounts receivable	586,000	1,263,000
Inventory	(1,331,000)	(580,000)
Prepaid and other	(529,000)	(54,000)
Increase (Decrease) in:
Bank Overdraft	128,000	—
Accounts payable	2,286,000	(851,000)
Accrued Liabilities	240,000	(726,000)
Income Taxes	(288,000)	165,000
Deferred income taxes	—	(126,000)

Cash provided by (used in) operating activities	(2,444,000)	992,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(905,000)	(144,000)
Purchase of Inholtra and HVE	(13,471,000)	—
Net proceeds from asset dispositions	386,000	—
Increase in other assets	(36,000)	—
Decrease in notes receivable	258,000	8,000

Cash used in investing activities	(13,768,000)	(136,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	85,000	75,000
Repayments of old line of credit	(1,000,000)	—
Borrowings under existing line of credit	4,914,000	(1,383,000)
Borrowings under Term Loan	13,000,000	—
Borrowings on long term borrowings	—	516,000
Repayments on long term borrowings	(221,000)	(783,000)
Costs incurred with financing	(992,000)	—
Distributions to shareholders	—	321,000

Cash provided by (used in) financing activities	15,786,000	(1,254,000)

Net decrease in cash	(426,000)	(398,000)
Cash and cash equivalents, beginning of period	426,000	637,000

Cash and cash equivalents, end of period	$—	$239,000

See notes to consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc. (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the adjustments described in Note 2 below in the consolidated financial statements) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to 1999 presentation.

NOTE 2. RESTATEMENT

    Starting in July, 2000, one of the Company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the Company. Starting in August 2000, the Company conducted an investigation related to its 1999 and 2000 sales practices, and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements as of and for the three and nine months ended September 30, 1999. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. The accompanying financial statements for the three and nine month periods ended September 30, 1999 have been restated to reflect the deferral of sales with terms that provide the customer with a guaranteed sell through.

    The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, accounts receivable and inventories as of and for the three and nine months ended September 30, 1999 is as follows:

	Three Months Ended September 30, 1999
	As Originally Reported	Restatement	As Restated
Net Sales	$9,539,000	$(982,000)	$8,557,000
Cost of Sales	4,997,000	(491,000)	4,506,000
Gross Profit	4,542,000	(491,000)	4,051,000
Net Loss	(1,300,000)	(491,000)	(1,791,000)
Loss Per Common Share:
Basic	(0.05)	(0.12)	(0.06)
Diluted	(0.05)	(0.12)	(0.06)
Balance sheet data:
Accounts receivable	6,419,000	(982,000)	5,437,000
Inventories	3,695,000	491,000	4,186,000
	Nine Months Ended September 30, 1999
	As Originally Reported	Restatement	As Restated
Net Sales	$24,521,000	$(982,000)	$23,539,000
Cost of Sales	12,389,000	(491,000)	11,898,000
Gross Profit	12,132,000	(491,000)	11,641,000
Net Loss	(5,116,000)	(491,000)	(5,607,000)
Loss Per Common Share:
Basic	(0.18)	(0.02)	(0.20)
Diluted	(0.18)	(0.02)	(0.20)

NOTE 3. ACQUISITIONS

HEALTH & VITAMIN EXPRESS INC.

    On February 15, 1999, the Company, through its new formed wholly owned subsidiary, HealthZone.com, purchased for $2,880,000 the issued and outstanding shares of Health & Vitamin Express, Inc. ("HVE"), an e-commerce distribution company. The purchase consideration consisted of the issuance of 363,636 shares of the Company's common stock valued at $2,273,000 ($6.25 per share) and the assumption of $571,000 of debt. The Company has accounted for the acquisition as a purchase, and the excess purchase price, including acquisition costs, of $2,906,000 over the fair value of the net assets acquired has been allocated to goodwill and is being amortized over 5 years.

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

    The following unaudited pro forma information sets forth the Company's consolidated revenues, net income (loss) and net earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 after giving pro forma effect to the February 15, 1999 acquisition of HVE had the acquisition been effected at the beginning of each period presented. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition taken place from the beginning of each period presented, nor is such information indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net Sales	$8,557,000	$7,360,000	$23,662,000	$23,533,000
Net income (loss)	(1,791,000)	636,000	(5,759,000)	669,000
Net Income (loss) per share	$(.06)	$.02	$(.20)	$.02

INHOLTRA ACQUISITION

    On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively, the "Sellers"). The purchase price consisted of the payment of $3,250,000 in cash, and the issuance at closing of a $10,000,000 promissory note secured by the acquired assets. The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. The promissory note was refinanced on June 10, 1999 in connection with the Company's new banking facility (see Note 5).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net Sales	$8,557,000	$8,271,000	$24,269,000	$25,366,000
Net income (loss)	(1,791,000)	1,102,000	(5,518,000)	1,062,000
Net income (loss) per share	$(.06)	$.04	$(.20)	$.04

NOTE 4. BUILDING HELD FOR SALE

    On March 25, 1999, the Company completed the sale of its former 4Health,Inc. corporate facility located in Boulder Colorado (the "Property"). The purchase price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was paid at closing, (ii) assumption by the buyer of a $1,300,000 existing first mortgage loan on the Property, and (iii) the receipt of a $450,000 promissory note secured by a second trust deed on the Property. The note receivable is to be paid in monthly installments of $3,688, including principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note is payable in full. The Company's results of operations for the nine months ended 1999 include a gain of $481,000 that resulted from the sale of this Property.

NOTE 5. CREDIT FACILITY

    On June 10, 1999, the Company secured a loan from a lending institution that provided up to $20 million dollars of financing. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd.

    The Term Loan is payable in quarterly installments of $583,333 beginning October 15, 1999, and is to increase to $750,000 on October 15, 2002, until the Loan is paid in full on April 15, 2004. In addition, the Company is to make, if required, a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Furthermore, the Company is required to apply receipt of any equity infusion, loan proceeds or proceeds from other non-operating activities to reduce the outstanding debt. The Revolving Loan commitment expires on June 15, 2004, when the loan is payable in full. As of September 30, 1999, the maximum additional credit available under the borrowing limitations was $373,000.

    The loans under the facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25% or LIBOR plus 3.75% and are paid quarterly. Borrowings under the Revolving Loan currently bear interest at an annual rate of either prime plus 1.75% or LIBOR plus 3.0%, and is paid quarterly. The rates are subject to decrease based upon the Company satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of September 30, 1999, the Company was either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions.

NOTE 6. COMPUTATION OF NET INCOME (LOSS) PER SHARE

    For the three and nine month periods ended September 30, 1998, weighted average shares outstanding included common stock equivalents of approximately 178,000 and 213,000, respectively, related to stock options. For the three and nine month periods ended September 30, 1999, no common stock equivalents were included because they would have been anti-dilutive.

NOTE 7. SURGICAL TECHNOLOGIES, INC.

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

NOTE 8. EVENTS SUBSEQUENT TO ORIGINAL ISSUANCE OF QUARTERLY FINANCIAL STATEMENTS

    In connection with the audit for the year ended December 31, 1999, the Company received a report from its independent auditors that included an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

    On January 24, 2000, the Company completed an equity transaction whereby the Company issued 2,000,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase 550,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants sold by the Company was $2,000,000. Concurrently, HealthZone issued 222,222 shares of its common stock (approximately 10% of shares outstanding) and a seven-year warrant to purchase up to 37,000 shares of its common stock for a purchase price of $1,000,000. In connection with the above transaction, the Company (i) provided the investor the right to elect one director, (ii) provided the investor certain registration rights, (iii) amended its Articles of Incorporation to provide for the Preferred Shares, (iv) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone, and (v) entered into two separate consulting agreements, one of which requires the Company to issue 50,000 shares of its common stock. Further, in connection with the above transaction, the Chairman (Duncan) and the former Chief Executive Officer (Irwin), both significant shareholders, each sold 220,000 (totaling 440,000) shares of their personally held Company common stock to the investing parties for $250,000 (totaling $500,000). On March 24, 2000, all of the issued and outstanding Preferred Shares, plus accrued dividends, were converted into 2,016,438 shares of common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

    In March 2000, the Company announced the proposed acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products.

The Company issued 190,000 shares of Common Stock in connection with this acquisition, which was completed on November 16, 2000.

    On March 29, 2000, the Company completed a private sale of its securities whereby 700,000 shares of common stock of the Company were sold for an aggregate purchase price of $2,100,000. The investor was also provided certain registration rights in connection with this transaction. The principal investor in this transaction had also executed a lock up agreement as described above.

    In January 2000, the Company issued 25,000 shares of common stock to an outside member of the Board of Directors as compensation for future services.

    In January 2000, the Company granted 100,000 options at an exercise price of $2.25 per share to the President of HealthZone.com for services rendered to date.

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

    On March 12, 2000, the Company's Chairman resigned and his employment agreement was terminated. As a result, the Company entered into a settlement agreement with the former Chairman, whereby he received an extension of the exercise and expiration dates of the 1,003,029 stock options formerly granted to him to March 2007.

    Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated.

    On May 8, 2000, the Company's term loan and revolving loan agreements with its principal lender were amended. As a condition of the waiver of certain financial ratios, the amendment changed the expiration dates of both facilities to April 30, 2001. Further, the term loan amortization and interest payments will be made monthly. Under that amendment, the lender will require the Company to meet certain revised financial ratios.

    On October 23, 2000, the loan agreements were further amended when the Company entered into Waiver and Amendment No. 4 ("Waiver") to Secured Credit Agreement, amending the Secured Credit Agreement ("Agreement") dated June 10, 1999.

    The amendments covered by the Waiver include the following:

  a.
  Waiver of the events of default existing as of the date of the Waiver.
  b.
  Revision of the definition of "Borrowing Base" in the Agreement to effectively permit the Company to borrow up to the maximum credit of $7 million extended under the revolving portion of the total credit line.
  c.
  Extension of the term of the Agreement from April 30, 2001 to July 30, 2002.
  d.
  Deferral of monthly principal payments called for under the Agreement, as amended, between October 2000 and May 2001, with the total amount so deferred becoming payable on June 15, 2001 in the approximate amount of $1,750,000.
  e.
  Granting the Company complete use of the proceeds of the equity offering completed on October 27, 2000 for working capital purposes.
  f.
  Charging the Company a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal monthly installments beginning April 15, 2001.

    On May 22, 2000, the Company executed an asset purchase agreement to purchase selected assets of HealthShop.com for a purchase price of $3,500,000 in the Company's common stock (838,951 shares) with up to 400,000 additional shares depending on the market price of the Company's common stock through February 2001, and on additional 250,000 shares contingent on meeting certain performance measures during the one year period from the closing date. In connection with this acquisition, the Company entered into a consulting agreement with the former shareholders and an executive of HealthShop.com for 250,000 shares of the Company's common stock.

    On May 25, 2000, the Company acquired Smart Basics, Inc., dba SmartBasics.com, for 170,000 shares of the Company's common stock valued at $510,000. SmartBasics.com is an internet and mail order business that sells nutritional supplements and health related products.

    On October 27, 2000, the Company completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company will use the net proceeds of the offering in the amount of approximately $2,720,000, after certain fees and expenses, for working capital purposes. In connection with the equity financing, the Company issued warrants for 50,000 shares of the Company's common stock to its investment banker. The warrants are exercisable on the same basis as for the Holders.

    The Series A is convertible into common stock at the lesser of

  (i)
  115% of the market price, defined as the average of the two lowest closing bid prices on the principal market for the common stock over the ten trading days preceding the closing, or

  (ii)
  80% of the market price, defined as the average of the two lowest closing bid prices over the five trading days preceding conversion, subject to adjustment.

    Each warrant permits the Holder thereof to acquire one share of common stock at any time within five years of the closing for 120% of the Company's common stock's market value, defined as the average of the two lowest quoted closing bid prices over the five trading days preceding the closing.

    The Series A may be redeemed by the Company at any time after closing at a price per share equal to the greater of

  (i)
  $1,400, plus an Additional Amount per Share, defined as 6% the face amount of the Series A being redeemed, multiplied by the number of days since the closing, divided by 365 (the "Optional Redemption Price") or,

  (ii)
  the market price of the Common Stock into which the Series A being redeemed could be converted as of the date of the notice of optional redemption.

    On the fourth anniversary of the Issue date, any existing shares of Series A, together with the Additional Amount, must either be converted into Common Stock pursuant to the conversion formula or redeemed for cash at the Optional Redemption Price.

    In the event any conversion of Series A would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the Series A representing such excess must be redeemed, in cash for $1,400 per share, plus the Additional Amount.

    A registration statement is required to be filed within 30 days of the closing to cover the common stock underlying the conversion of the Series A ("Conversion Shares") and the exercise of the warrants, and such indeterminate number of shares of common stock issuable pursuant to the anti-dilution adjustment provisions of the Series A and warrants. For registration purposes only, the number of

Conversion Shares to be registered is calculated based upon an assumed conversion price per share of $.75.

    In the event that the market price for the common stock for any five consecutive trading days is less than $1.00, the Company is obligated to register additional Conversion Shares assuming a conversion price per share of $.50. The Company is liable for certain delay damages in the event it fails to file the registration statement prior to November 26, 2000; or the registration statement is not declared effective by the Securities and Exchange Commission prior to January 25, 2001, or the Company fails to issue timely shares of common stock upon conversion of the Series A or exercise of the warrants.

    In separate agreements, two of the company's trade creditors agreed to convert a portion of their debt in exchange for common stock of the company and to accept a substantially reduced cash payment and/or note for the balance of the obligation of the Company. On September 7, 2000, approximately $985,000 of debt had been converted in exchange for approximately 328,300 shares of common stock, or approximately $3.00 per share. Both agreements contain provisions that may require future adjustments to the cash amounts they receive, contingent on their realization upon disposition of the common stock they received pursuant to their respective agreements.

    On November 7, 2000, the NASDAQ/NMS halted trading in the Company's stock. NASDAQ delisted the Common Stock from trading on November 17, 2000. The Company's common Stock is currently quoted in the "Pink Sheets," which are published by the National Quotation Bureau. Some of the reasons given by NASDAQ include:

  •
  the Company's delinquency in filing it's Amended 10-K for 1999;

  •
  technical non-conformity with a certain NASDAQ rule related to certain provisions of documents from a private placements recently completed by the Company; and

  •
  failure to meet the minimum listing requirements.

    During the fourth quarter of 2000, the Company entered into four agreements with vendors to convert a portion of the debt due them to common stock of the Company. In total, approximately 271,500 shares were issued in exchange for approximately $496,000 in debt. The shares were issued to these suppliers at or above the quoted market price on the date of each agreement.

    During the fourth quarter of 2000, approximately 155,500 shares of common stock were issued to five holders for services totaling approximately $211,000.

    On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving the Company, at any time after four years from the closing, the right to demand Vitacost repurchase the stock the Company received for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock the Company received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, we will record this investment on the cost basis. As long as the Company continues to hold at least a 10% interest, it will have one of the five available seats on the Vitacost.com Board of Directors. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on the Company's books, including intangibles, which approximates $69,000, including approximately two months of operating losses estimated at $277,000.

    On February 21, 2001, the Company was advised of a lawsuit: Media Networks, Inc. v. Omni Nutraceuticals, Inc., Los Angeles Superior Court Case No. BC 241503, for amounts due on open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it has been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Company's other Internet properties, were sold to Vitacost.com on February 2, 2001.

    The demand letter threatens that a legal action will commence on February 28, 2001, unless substantial progress is made towards resolving this claim. Based on the information currently available, the Company is unable to determine the likelihood of an unfavorable outcome to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

    Omni Nutraceuticals, Inc. (the "Company" or "Omni") is a formulator and supplier of branded natural health, herbal, and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores, and via the Internet.

    Omni is a Utah Corporation, and was formerly known as Irwin Naturals/4Health Inc., which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("IN") consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals.

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

    Starting in July, 2000, one of the Company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the Company. Beginning in August, the Company conducted an investigation related to its 1999 and 2000 sales practices, and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the financial statements for the four quarters ended June 30, 2000 to reverse the sales and increase reserves for allowances related to these transactions. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In addition, in situations in which the Company subsequently granted allowances and concessions in early 2000 related to sales in 1999, the Company has increased its reserves for such allowances and concessions.

    The effect of the adjustments required as a result of this investigation was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through September 30, 2000 includes the deferral of approximately $1.9 million of gross profit from previously recorded sales now treated as "guaranteed sales," and an additional $1.4 million of reserves for allowances granted to customers for sales in prior periods.

    The accompanying financial statements for the three and nine month periods ended September 30, 1999 have been restated to reverse sales with terms that provide the customer with a guaranteed sell through.

RESULTS OF OPERATIONS

OPERATING RESULTS

    Consolidated net sales for the three months ended September 30, 1999 were $8,557,000 with an operating loss of $1,490,000 and a net loss of $1,791,000, or $.06 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,225,000 with operating income of $988,000 and net income of $924,000, or $.03 per basic and diluted share. The net loss for the three month period ended September 30, 1999 was impacted by a charge of $261,000 incurred in connection with the relocation of the Company's corporate and warehouse facilities and a $160,000 loss from operations from the Company's wholly-owned Internet subsidiary, HealthZone.com. ("HealthZone").

    Consolidated net sales for the nine months ended September 30, 1999 were $23,539,000 with an operating loss of $5,485,000 and a net loss of $5,607,000, or $.20 per basic and diluted share. Consolidated net sales for the same period in the prior year were $23,066,000 with operating income of $1,470,000 and net income of $1,360,000, or $.05 per basic and diluted share. The net loss for the nine month period ended September 30, 1999 was impacted by; a $640,000 loss incurred with the curtailment of the Company's Surgical Technologies operations; a charge of $261,000 incurred with the relocation of the Company's corporate and warehouse facilities; and a $590,000 loss in operations from HealthZone.

SALES

    Net sales for the three months ended September 30, 1999, increased by $1,332,000, or 18%, to $8,557,000 from $7,225,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in sales from certain of the Company's base product lines. Net sales for the nine months ended September 30, 1999, increased by $473,000, or 2%, to $23,539,000 from $23,066,000 for the comparable period in 1998. The increase in sales relates primarily to the introduction of the Company's new Inholtra pain relieving product, as well as an overall increase in certain of the Company's base product lines.

GROSS PROFIT

    Gross profit for the three months ended September 30, 1999 decreased by $133,000, or 3%, to $4,051,000, from $4,184,000 for the comparable period in 1998. Gross profits as a percentage of sales for the three months ended September 30, 1999 decreased to 47% from 58% in the comparable period in 1998. The decrease in the margin relates to: (i) pricing concessions related to 1999 sales in conjunction with the launch and early stage sales of several new products, (ii) sales adjustments given to certain customers, and (iii) an overall shift in product mix to certain items which have a lower margin.

    Gross profit for the nine months ended September 30, 1999 decreased $1,457,000 or 11%, to $11,641,000 from $13,098,000 for the comparable period in 1998. Gross profits as a percentage of sales for the nine months ended September 30, 1999 decreased to 49% from 57% in the comparable period in 1998. The decrease in the margin relates to; (i) pricing concessions related to 1999 sales in conjunction with the launch and early stage sales of several new products, (ii) additional sales returns, allowances and discounts granted to customers; and (iii) an overall shift in product mix to certain items which have lower margins.

SALES AND MARKETING

    Sales and marketing expenses for the three months ended September 30, 1999 increased by $997,000, or 71% to $2,393,000 from $1,396,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra, (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

    Sales and marketing expenses for the nine months ended September 30, 1999, increased by $1,864,000, or 39% to $6,634,000 from $4,770,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra, (ii) launch the Company's new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of the Company's other products, and (iv) continual repackaging and redesign of the Company's core product lines.

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

OTHER INCOME (EXPENSE)

    Interest expense for the three months ended September 30, 1999 increased by $372,000 to $408,000 from $36,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, and the term loan that the Company entered into on June 10, 1999.

    Interest expense for the nine months ended September 30, increased $733,000 to $858,000 from $125,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of the Company's line of credit, the incurrence of the Inholtra acquisition debt and the term loan in 1999.

    Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, the Company had zero cash and cash equivalents, and approximately $1,958,000 of availability under the revolving credit line. As of November 1, 2000, the Company had approximately $180,000 in cash and cash equivalents and approximately $3,100,000 under the revolving credit line available. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placement. As of September 30, 2000, the Company had total current liabilities of $20,536,000, $7,340,000 of which consisted of accounts payable to vendors. Further, as of September 30, 2000, the Company had a working capital deficit of $10,819,000, and an accumulated deficit of $33,651,000. The Company estimates that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of November 21, 2000 (approximately $2,000,000) will be sufficient to provide a source of working capital through approximately March 31, 2001. However, this estimate does not give effect to payments, which may be made to vendors to reduce outstanding accounts payables. Further, there can be no assurances that the vendors will continue to supply the Company with goods and services in the event that such accounts payables are not reduced, which may have an adverse effect on the Company's continued operations. In addition, based on the past practice of the Company's largest customers to take deductions against accounts receivables to the Company, although the Company believes that it has identified and reserved for such deductions, such practices may have an adverse effect on the Company's future cash flow.

    During the nine months ended September 30, 1999, the Company experienced negative cash flow from operations of $2,444,000. The sale of equity securities in January 2000 and of a minority interest in the Company's subsidiary, HealthZone.com, provided an aggregate of approximately $5,418,000 in proceeds to the Company. Approximately $3,273,000 of these proceeds were used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

    The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The $13 million Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999 and were to increase to $750,000 on October 15, 2002 until the loan was paid in full on April 15, 2004. The credit facility also contained certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on incurrence of indebtedness, and restrictions on dividends paid by the Company.

    On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the term date of both loans to April 30, 2001, when the loans are payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly. The amendment also required the Company to meet revised financial covenants.

    On October 23, 2000, the credit facility was further amended with respect to both its term debt and revolving credit agreements. In addition, the lender waived any and all defaults then in existence. The major amendments of the Waiver and Amendment No. 4 to the Secured Credit Agreement included an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit the October 27, 2000 equity financing, to be used for working capital purposes. Also see the financial statement footnote "Subsequent Events". In addition, the Company and the lender agreed that all principal payments due under the loan would be deferred until June 15, 2001. The total of the deferred payments will be approximately $1.75 million. The lender also allowed the Company to use the proceeds from a private placement of securities, closed on October 27, 2000, resulting in net proceeds of approximately $2,720,000 to the Company, for working capital purposes. The lender charged the Company a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal installments commencing April 15, 2001.

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

    On March 27, 2000, the Company sold 700,000 shares of common stock to individual investors organized by Liviakis Financial Corporation in a private placement for aggregate proceeds of $2,100,000.

    In separate agreements, two of the Company's trade creditors agreed to convert a portion of their debt in exchange for Common Stock of the Company and to accept a substantially reduced cash payment and/or note for the balance of the obligation of the Company. On September 7, 2000, approximately $985,000 of debt had been converted in exchange for approximately 328,300 shares of Common Stock, or approximately $3.00 per share.

    On October 27, 2000, the Company entered into a Securities Purchase Agreement with several "accredited investors" ("Holders") whereby the Holders purchased 3,000 shares of the Company's newly-issued Series A Convertible Preferred Stock resulting in gross proceeds of $3,000,000 to the Company. In addition, the Buyers received warrants to purchase up to 600,000 shares of Common Stock at an exercise price of approximately $0.96 per share. The Company received net proceeds from this transaction of $2,720,000, after fees, costs and expenses of issuance. An additional 50,000 warrants were issued to an intermediary on the same terms as were granted to the Buyers.

    The Preferred Stock is convertible into Common Stock on the following basis. The number of shares of Common Stock to be issued is equal to the stated value of the number of shares of Preferred Stock being converted, together with any accrued dividends (the "Additional Amount") thereon, divided by the "Conversion Price". The Conversion Price is equal to the lesser of (i) 115% of the average of the two lowest bid prices quoted on the exchange where the Company's Common Stock is traded during the ten days preceding the closing or, (ii) 80% of the average of the two lowest bid prices of the Common Stock during the five days preceding conversion. Pursuant to the Securities Purchase Agreement and related documents, the Company is required to file a registration statement, registering for resale the number of common shares issuable assuming a market price of $.75 per share upon conversion of all of the Preferred Stock, plus warrants.

    The Preferred Stock may be redeemed by the Company at any time after closing at a price per share equal to the greater of (i) $1,400, plus an Additional Amount per Share, defined as 6% of the face amount of the Preferred Stock being redeemed, multiplied by the number of days since the closing, divided by 365 (the "Optional Redemption Price") or, (ii) the market price of the Common Stock into which the Preferred Stock being redeemed could be converted as of the date of the notice of optional redemption. On the fourth anniversary of the Issue date, any existing shares of Preferred Stock, together with the Additional Amount, must either be converted into Common Stock pursuant to the conversion formula or redeemed for cash at the Optional Redemption Price.

    In the event any conversion of Preferred Stock would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the Preferred Stock representing such excess must be redeemed, in cash for $1,400 per share, plus the additional amount.

    A registration statement is required to be filed within 30 days of the closing to cover the common stock underlying the conversion of the Preferred Stock ("Conversion Shares") and the exercise of the warrants, and such indeterminate number of shares of common stock issuable pursuant to the anti-dilution adjustment provisions of the Preferred Stock and warrants. For registration purposes only, the number of Conversion Shares to be registered is calculated based upon an assumed conversion price per share of $0.75. In the event that the market price for the common stock for any five consecutive trading days is less than $1.00, the Company is obligated to register additional Conversion Shares assuming a conversion price per share of $0.50.

    The Securities Purchase Agreement includes certain provisions for liquidated damages against the Company if a registration statement for the related securities is not filed within 30 days or declared effective within 90 days after October 27, 2000. These liquidated damages provisions require the Company to pay an additional amount to the Holders equal to: (a) in the event of a late filing, 1% of the gross purchase price for such securities from the period commencing October 27, 2000 through the 30th day following such date and each 30th day thereafter (each a "Computation Date"), if the registration statement is not filed by such Computation Date, and (b) in the event of a late effective date, 1% of the gross purchase price for such securities from the period commencing on the previous Computation Date through the 30th day following such date and each 30th day thereafter, if the registration statement is not declared effective by the relevant Computation Date. The Company may also be liable for certain liquidated damages in the event the Company fails to issue timely shares of common stock upon conversion of the Preferred Stock or exercise of the warrants. These liquidated damages may be paid by the Company either in cash or in Common Stock, at the option of the Company. There can be no assurances as to whether the Company will incur such liquidated damages, or if so, as to the amount of such liquidated damages.

    The Company has primarily funded its operations to date through internally generated capital, bank loans or private equity financing. The Company's future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products. Management believes that additional investment capital will be required to permit the Company to meet its business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that the Company will be able to secure such funds on commercially reasonable terms, if at all. If not successful in securing additional funds, the Company may be forced to dispose of its assets outside of its normal course of business and/or resort to bankruptcy protection.

    The Company's auditors have included an explanatory paragraph in their Report of Independent Public Accountants included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, as amended, to the effect that the Company's losses from operations for the year ended December 31, 1999, and the working capital deficit and the retained deficit at December 31, 1999 raise substantial doubt about the Company's ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

    On November 7, 2000, the NASDAQ/NMS halted trading in the Company's Stock. NASDAQ delisted the Common Stock from trading on November 17, 2000. The Company's Common Stock is currently quoted in the "Pink Sheets," which are published by the National Quotation Bureau. The Company believes that the delisting by NASDAQ is likely to have an adverse effect on the market for the Company's Common Stock and on the Company's ability to raise additional capital.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

YEAR 2000 DISCLOSURE

    The Company developed a plan to ensure its systems were compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems were upgraded or replaced with fully compliant new systems. Most of the significant Company systems were deemed to be Y2K compliant. Some of the Company's customers utilized equipment to capture and transmit financial transactions. The Company made the necessary updates to ensure this equipment would be effective in the Y2K. The Company also worked with its processing banks and network providers to ensure their systems were Y2K compliant. All of these costs were borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases which, to the knowledge of the Company, were not Y2K compliant. There has been no significant impact on the Company's operations resulting from Y2K problems. The total cost of the software implementation to bring the Company into Y2K compliance was approximately $20,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has debt subject to interest rate fluctuation during the period covered by this Report. The Company has not entered into any hedging transactions or acquired any derivative instruments during the period covered by this Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On December 23, 1999, a lawsuit was filed against the Company and certain officers by the former shareholders of Health & Vitamin Express alleging various causes of action. The proposed terms of the settlement provided that the Company immediately issue the 363,636 shares of common stock which could have been issuable to the former shareholders of HVE for future earnings. As such, the Company has estimated and recorded an expense and offsetting contingency of $1,200,000 in the fourth quarter of 1999 in connection with this claim. The final settlement was signed in April 2000 and included a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share. During the second quarter of 2000, the Company issued the shares. Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of this lawsuit. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated.

    The Company was recently served in a lawsuit, Veromax International, LLC (Plaintiff) v. Omni Nutraceuticals, Inc. (Defendant), currently pending in the Circuit Court of Maryland for Baltimore County, Case No. 03-C-00-009605. The litigation concerns a Distribution Agreement between Veromax and Omni, dated September 10, 1999, wherein Omni was appointed the exclusive distributor for the product Veromax. In the litigation, Veromax International seeks to terminate the Distribution Agreement and seeks damages for breach of contract. The Company contends that it is not in breach of the agreement between parties, the distributorship is still valid, and it should continue to sell the product. It ancitipates filing a cross-complaint against the plaintiff for the plantiff's breach of contract and seeking substantial damages. The parties are currently working to resolve the dispute without futher litigation. Management intends to vigorously defend this lawsuit. While it is far too early to predict an outcome, if this matter is ultimately found in favor of the plaintiff, it could have a material adverse affect on the Company's financial position.

    On January 19, 2001 a lawsuit was filed in Los Angeles County Superior Court: Unified Western Grocers, Inc. (Plaintiff) v. Omni Nutraceuticals, Inc., Case No. 01 000066. The complaint seeks recovery of approximately $20,000, including legal fees for amounts which the plaintiff claims are owed for an open account. The Company denies that the amount is due to the plaintiff. A responsive pleading was filed by the Company on February 14, 2001. At present, Management does not believe that the outcome of this litigation is likely to materially impact the Company.

    On January 23, 2001, the Labor Commissioner of the State of California entered a judgment against the Company in the amount of approximately $42,000 in the action: Richard F. Lynch v. Omni Nutraceuticals, Inc., Labor Commissioner, State of California, State Case No. 05-19487 ICC. The Company denies any amounts are due Lynch. The Company has filed an appeal, which required posting a bond in the amount of the judgment, seeking a new trial in the Superior Court. The final outcome of this case is uncertain, but appears unlikely that it will have a material impact on the Company.

    A judgment was recently entered against the Company for approximately $117,000, plus an undetermined amount for attorneys fees, interest and costs, in a matter entitled: Pacific Foods of Oregon, Inc. v. Omni Nutraceuticals, Inc., United States District Court, District of Oregon, Case No. CV 00-1014 JO. This case involves the Company's open account with the plaintiff. The Company has not yet received a copy of either the complaint or the judgment, but recently received a Notice of Deposition with respect to a Judgment Debtor Examination. It is currently too early to assess the outcome of this matter.

    On February 21, 2001, the Company was advised of a lawsuit: Media Networks, Inc. v. Omni Nutraceuticals, Inc., Los Angeles Superior Court Case No. BC 241503, for amounts due on open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it has been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart

Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Company's other Internet properties, were sold to Vitacost.com on February 2, 2001.

    The demand letter threatens that a legal action will commence on February 28, 2001, unless substantial progress is made towards resolving this claim. Based on the information currently available, the Company is unable to determine the likelihood of an unfavorable outcome to this matter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 9, 1999, the Company filed a Schedule 14C Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934. The Information Statement was filed in connection with a Written Consent of Action of Shareholders dated July 11, 1999 executed by the holders of a majority of the shares of the common stock of the Company issued and outstanding on July 7, 1999 approving an amendment of the Company's Articles of Incorporation to change the name of the Company from "Irwin Naturals/4Health, Inc." to "Omni Nutraceuticals, Inc." The name change became effective on August 19, 1999.

ITEM 5. OTHER MATTERS

    On October 18, 1999, Omni Nutraceuticals, Inc. relocated its corporate headquarters to 5310 Beethoven Street, Los Angeles, California 90066.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
A Current Report on Form 8-K was filed on July 22, 1999 reporting that the Company secured a loan from a lending institution that will provide up to $20 million dollars of financing.

(b)
A Current Report on Form 8-K was filed on August 22, 1999 reporting that the Company changed its name from "Irwin Naturals/4Health, Inc." to "Omni Nutraceuticals, Inc."

(c)
A Current Report on Form 8-K was filed on October 28, 1999 reporting the Settlement Agreement between the Company and Mr. Klee Irwin, the Company's majority stockholder and former Chief Executive Officer.

(d)
On August 8, 2000, the Company filed a Form 8-K regarding its engagement of Rabobank to explore strategic alternatives for the Company.

(e)
On November 2, 2000, the Company filed a Form 8-K indicating it was in the process of finalizing adjustments that had an estimated cumulative impact approximating $3 million, and which it believed would result in restatement of previously filed documents.

(f)
On November 3, 2000, the Company filed a From 8-K regarding the completion, on November 27, 2000, of a private placement of its newly-created Series A Convertible Preferred Stock.

(g)
On November 6, 2000, the Company filed a Form 8-K regarding Waiver and Amendment No. 4 to Secured Credit Agreement, which further amended the terms of the Company's term debt and revolving credit agreement.

(h)
On November 13, 2000, the Company filed a Form 8-K regarding the halt of trading in the Company's common stock on the Nasdaq Stock Market.

(i)
On November 17, 2000, the Company filed a Form 8-K regarding the delisting from the Nasdaq National Market System of the Company's common stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI NUTRACEUTICALS, INC.
Dated: February 22, 2001	By:	/s/ KLEE IRWIN Klee Irwin President and CEO

QuickLinks

OMNI NUTRACEUTICALS, INC. INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMNI NUTRACEUTICALS, INC. CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) (RESTATED)
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER MATTERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES