Form 10-K405/A
period 1999-12-31
OMNI NUTRACEUTICALS
filed 2001-02-23
CIK 857353

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

For the transition period from                to

COMMISSION FILE NUMBER 0-18160

OMNI NUTRACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

UTAH (State of incorporation)	87-0468225 (I.R.S. Employer Identification No.)

5310 Beethoven Street
Los Angeles, California 90066
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 306-3636

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes: / /  No: /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: /x/  No: / /

    As of November 1, 2000, 32,767,507 shares of the registrant's Common Stock, par value $0.01, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $16,589,363 (computed based upon the closing price for the Common Stock on the Nasdaq National Market on that date.)

    On November 7, 2000, trading in the Company's common stock was halted by NASDAQ, and the Company's common stock was delisted from trading from NASDAQ on November 17, 2000. The common stock is currently quoted in the "Pink Sheets" published by the National Quotation Bureau.

OMNI NUTRACEUTICALS, INC.
INDEX TO FORM 10-K

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

ITEM 1. BUSINESS

GENERAL

    On July 16, 1996, 4Health, Inc., ("4Health") emerged from an earlier merger between 4Health Inc., a California corporation ("Old 4Health"), and Surgical Technologies, Inc., a Utah corporation ("SGTI"). Subsequent to this merger, SGTI changed its name to 4Health, Inc. Old 4Health was incorporated and commenced operations on February 17, 1993. Irwin Naturals, Inc., ("Irwin Naturals") was organized in August 1995 and formulated and distributed nutritional supplements through the food, drug and mass market, internationally and through health food stores.

    Omni Nutraceuticals, Inc., a Utah corporation (the "Company" or "Omni"), is the surviving corporation of a merger (the "Merger") of 4Health, Inc, and Irwin Naturals, a California corporation, consummated June 30, 1998. Pursuant to the Merger, Irwin Naturals was merged with and into 4Health. Upon consummation of the Merger, 4Health changed its name to Irwin Naturals/4Health, Inc. On August 20, 1999, the Company changed its name to Omni Nutraceuticals, Inc. The Merger was accounted for under the "pooling-of-interests" method of accounting, in accordance with generally accepted accounting principles. The merger resulted in the issued and outstanding shares of common stock, no par value per share, of Irwin Naturals being converted into an aggregate 15,750,000 shares of 4Health Common Stock.

    The Company is a supplier and formulator of branded natural health, herbal and nutritional supplements designed and formulated to address the dietary needs of the general public. The Company's products are produced primarily from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals. All of these products fall into Primary Standard Industrial Classification Code Number 325411 and are substantially similar in that they are essentially all natural nutritional supplements and they all fall under the DSHEA regulations contained in the Dietary Supplement Health Education Act of 1994 ("DSHEA"). The Company sells these products to health food stores, both directly and through distributors, mass merchandisers and distributors who sell into foreign countries. During 1999, the Company began an Internet initiative by the creation of HealthZone.com via the acquisition of Health & Vitamins Express, Inc. HealthZone.com is an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products.

    During 2000, the Company continued to build its Internet presence through the acquisitions of Internet related companies discussed elsewhere herein. On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the combined Internet operations of the Company in exchange for 6,800,000 shares of Vitacost common stock. This transaction is described in more detail elsewhere herein.

    The Company utilizes its marketing expertise to position and sell its portfolio of branded products. The Company is continuing to build its portfolio of consumer brands. The Company aims to achieve brand growth through advertising, attractive packaging and favorable shelf positioning. This goal, however, has not been achieved to the extent planned principally due to continuing cash flow problems, which have caused significant reductions in the amount of brand advertising. This, in turn, has resulted in the exercise of greater flexibility in allowing certain customers returns and allowances for product that was, in hindsight, oversold by the company during a period of significant management change and to support ongoing customer relationships. The effect was to grant greater customer deductions during 1999 and 2000 than had been granted prior to that time, or are being granted currently. Also see Item 7 Managements Discussion and Analysis of financial Condition and Results of Operations.

    The process of building the Company's brands may be augmented through targeted brand acquisitions. The sales, marketing and distribution infrastructure is designed to integrate new brands with minor incremental costs and synergistic potential, although additional funds to implement a realistic advertising program will be required to fully realize the "brand equity" the Company believes it has the potential to realize. Historically, the Company has distributed its products though three main segments: mass market retailers (51.5% of 1999 shipments), specialty health food stores (40.7% of 1999 shipments), and internationally (7.8% of 1999 shipments). With increased advertising in the future, the Company should be able to convey the effectiveness of its products. The Company has established its reputation with retailers through quality products, timely delivery and superior packaging. Through its ability to position products in the marketplace and its strong reputation, the Company has been able to secure favorable shelf spacing from many of its retail customers.

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

    In the mass market sector the competitors include: Whitehall Robins Healthcare (American Home Products, Bayer AG (Bayer Corp.), Mead Johnson Nutritionals (Bristol Myers Squibb Co.), Johnson & Johnson, Inc. and Leiner Health Products Group, Inc.

    The Company continues to be a leader in internal cleansing products and intends to leverage this success to launch other products. The Company's Nature's Secret® and Harmony Formula® brand lines have built strong brand loyalty with retailers, practitioners and customers by delivering quality products, excellent customer service and an emphasis on health through education.

    In the food, drug and mass market, the Company faces increased competition where many of its competitors are significantly larger and have greater financial resources. The Company believes it will be able to compete successfully in this mass market in the future because of its unique formulations and packaging, product quality, and good relationships with distributors and store buyers.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The business is to some extent cyclical, but not necessarily seasonal. The following table sets forth, certain unaudited results of operations for each quarter during 1998 and 1999. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. See also Item 7., Managements' Discussion and Analysis of Financial Condition and Results of Operations.Amounts for the year ended December 31, 1999 have been restated, as described in Note 2 to the Consolidated Financial Statements.

	QUARTERS ENDED 1999 (as Restated)
	March 31	June 30	September 30	December 31	Total
Net sales	$6,991,000	$7,991,000	$8,557,000	$7,678,000	$31,217,000
Gross profit	3,584,000	3,756,000	4,051,000	3,626,000	15,017,000
Loss from operations	(1,065,000)	(2,930,000)	(1,490,000)	(5,015,000)	(10,500,000)
Other income (expense), net	411,000	(355,000)	(414,000)	(471,000)	(829,000)

Loss before (benefit) for income taxes	(654,000)	(3,285,000)	(1,904,000)	(5,486,000)	(11,329,000)
Benefit for income taxes	—	(123,000)	(113,000)	(38,000)	(274,000)

Net loss	$(654,000)	$(3,162,000)	$(1,791,000)	$(5,448,000)	$(11,055,000)

Net loss per common share-Basic and Diluted	$(0.02)	$(0.11)	$(0.06)	$(0.20)	$(0.39)

	QUARTERS ENDED 1998
	March 31	June 30	September 30	December 31	Total
Net sales	$8,746,000	$7,013,000	$7,225,000	$7,563,000	$30,547,000
Gross profit	5,107,000	3,742,000	4,184,000	4,974,000	18,007,000
Income (loss) from operations	1,610,000	(1,178,000)	988,000	407,000	1,827,000
Other (expense) income, net	(7,000)	(41,000)	(64,000)	(97,000)	(209,000)

Income (loss) before provision (benefit) for income taxes	1,603,000	(1,219,000)	924,000	310,000	1,618,000
Provision (benefit) for income taxes	(34,000)	(45,000)	—	679,000	600,000

Net income (loss)	$1,637,000	$(1,174,000)	$924,000	$(369,000)	$1,018,000

Net income (loss) per common share—Basic and Diluted	$0.06	$(0.04)	$0.03	$(0.01)	$0.04

INFLATION

    Management believes that the effect of inflation will not have a significant impact on the Company's financial position or results of operations.

CUSTOMER GUARANTY OF SATISFACTION; RIGHT OF RETURN

    In an effort to build customer confidence and satisfaction, the Company warrants satisfaction and grants to its customers at the retail consumer level the right of return for full credit if the end user is not satisfied with the quality of the product. Historically, this policy has generated insignificant total returns to the Company. During 1999, the Company granted to certain customers a full right of return of products that did not sell through at the retail level ("guaranteed sales"), which was not known to the current management. Further, due to product introductions in 1999 that proved unsuccessful, the Company has also been liberal with granting allowances or credits to retailers in 2000. As discussed more fully below, a significant amount of such allowances were granted during the first quarter of 2000. The guaranteed sales made in 1999 and certain allowances granted during the first quarter of 2000 are the subject of the restatements that were made to certain quarterly reports on Forms 10-Q in 1999 and on Form 10-K for the year 1999.

    In 1999, the Company's sales and marketing leadership changed. The marketing and sales leadership of the Company during most of 1999 and part of 2000 developed several product offerings that were not successful. In order to protect the Company's relationship with the trade, as well as to ensure a strong reputation to secure future sales, the interim sales and marketing management during this period guaranteed sell through and authorized returns for certain products which did not sell. At the end of the first quarter of 2000, management again changed in the sales and marketing area. It became necessary at this time to continue for a limited period with the flexible stance on returns in order to further support and protect the Company's relationship with the trade.

    Starting in July 2000, one of the Company's large customers started deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the Company. In August 2000, the Company conducted an investigation of its 1999 and 2000 sales practices and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 1999. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions were granted early in 2000 related to sales in 1999, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the 1999 financial statements relating to sales made in prior periods, reserves have been increased in the period that such decisions were made and the amounts became known. Also see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

    On February 15, 1999, the Company acquired by way of a merger with and into its California subsidiary, HealthZone.com, Health & Vitamin Express, Inc. ("HVE"), a California on-line retailer of health products, in consideration for the issuance of 363,636 shares of common stock of the Company issued in a private placement to the three shareholders of HVE, with a further contingent issue of 363,636 shares of common stock depending upon HVE meeting certain performance criteria (and assuming a $10 million investment in its subsidiary by the Company within 36 months) and the assumption of approximately $571,000 of debt.

    Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated.

    On March 10, 1999, the Company acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural,  Ltd., including the Inholtra-registered trademark brand of anti-joint pain product and associated trademarks and patent for $13.3 million. This was initially seller financed with a short term promissory note, and subsequently refinanced in June 1999 with a $20 million secured asset based term and revolving credit facility. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

    During the first quarter of 2000, the Company completed two transactions involving the sale of equity securities, which resulted in aggregate proceeds of $5,100,000 to the Company and the issuance of a 10% minority interest in its subsidiary HealthZone.com.

    On January 24, 2000, the Company completed an equity transaction whereby 2,000,000 shares of the newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share were sold, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants was $2,000,000. In connection with this financing, HealthZone.com sold 222,222 shares of its common stock, representing approximately 10% of the then outstanding number of shares, and a seven-year warrant to purchase up to 37,000 shares of its common stock to the investors for 1,000,000. On March 24, 2000, all of the issued and outstanding Preferred Shares were converted into 2,016,438 shares of common stock.

    In connection with the equity financing completed on October 27, 2000 and described elsewhere herein, certain of the Company's major stockholders, including those participating in this transaction, executed agreements ("lock up agreements") specifying, among other things, that they would not sell, transfer or otherwise dispose of substantially any shares of common stock until September 25, 2001. On January 15, 2001, the Company was informed by one of the parties that a requirement for the continued effectiveness of the agreements had not been met. After review, it was determined on January 17, 2001 that the agreements were void.

    On March 29, 2000, the Company completed a private placement of its securities whereby 700,000 shares of common stock of the Company were sold for an aggregate purchase price of $2,100,000. The Company used the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes. The principal investor in this transaction also executed a lock up agreement as described above.

    During the first three quarters of 2000, the Company continued to implement a strategic initiative to build a presence in the Internet sector of the vitamin, food supplements and Nutraceuticals industry. In March 2000, the Company announced the acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. The Company issued 190,000 shares of common stock in connection with this acquisition, which closed in November 2000.

That was followed, in April 2000, with the announcement of the acquisitions of SmartBasics, another e-tailer and mail order retailer of nutritional and health-related products, and HealthShop.com, an e-tailer of similar products. On May 25, 2000, the Company issued 170,000 shares of common stock in connection with the acquisition of SmartBasics.com, Inc. and on May 22, 2000, the Company issued 838,951 shares of common stock in connection with the acquisition of HealthShop.com. All such acquisitions were accounted for using the purchase method of accounting.

    The Company's Internet operations consisted of the HealthZone.com, SmartBasics, Vitamin Discount Connection and HealthShop businesses. On February 2, 2001, the Company entered into and simultaneously closed an agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contained an optional repurchase right giving the Company, at any time after four years from the closing, the right to demand Vitacost repurchase the stock for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contained an optional redemption right, giving Vitacost the right to redeem the stock, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock received by the Company represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, this investment will be recorded on the cost basis. As long as the Company continues to hold at least a 10% interest, it will have one of the five available seats on the Vitacost.Board of Directors. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations, including amortization of acquisition costs, was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on the Company's books, including intangibles, which approximates $69,000, including approximately two months of operating losses estimated at $277,000. The Internet operations will be presented as discontinued operations in the December 31, 2000 Form 10-K and retroactively reflected in the financial statements of the prior periods in the Company's future reporting.

    Late in the first quarter of 2000, management changed significantly. The Chairman, President and CEO and Chief Financial Officer and other senior members of management resigned or were terminated and were replaced with a new team led by co-founder and former CEO, Klee Irwin. In May 2000, Christof Ballin became President. Mr. Ballin has over 12 years of executive-level experience in this industry. He previously worked for Allergan in Asia. On January 4, 2001, Mr. Ballin announced his resignation as President and a Director of the Company, effective January 19, 2001. Herm Rosenman was also hired in May 2000 as Chief Financial Officer. Mr. Rosenman has held senior executive positions at several public companies and was formerly a partner at Coopers & Lybrand (now known as PricewaterhouseCoopers LLP).

    On October 23, 2000, the Company reached an agreement with its lender, First Source Financial, Inc., to amend its existing term debt and revolving credit agreements. The major amendments included increased cash availability up to the line maximum of $7 million; extension of the term of the agreements from April 30, 2001 to July 30, 2002; agreement to permit all of the proceeds of the preferred stock financing to be used by the Company entirely for working capital purposes; and deferral of a total of approximately $1,556,000 of principal repayments until June 15, 2001. In addition, the lender waived any and all defaults then in existence.

    On October 27, 2000, the Company completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company used the net proceeds of approximately $2,720,000, after certain fees and expenses, for working capital purposes.

    On November 17, 2000, Nasdaq delisted the Company's Common Stock from the NASDAQ National Market System.

    Some of the reasons given by NASDAQ include:

    The Company's delinquency in filing its amended Form 10-K for 1999, as reported in a Form 8-K dated November 2, 2000 and a press release issued on October 17, 2000; technical nonconformity with a certain NASDAQ rule related to certain provisions of documents from a private placement recently completed by the Company; and failure to meet the minimum listing requirements.

    In March 2000, the Company announced the proposed acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. The Company issued 190,000 shares of Common Stock in exchange for certain assets and the assumption of the seller's liabilities of $115,000. This acquisition was completed on November 16, 2000.

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

    On January 23, 2001, the Labor Commissioner of the State of California entered a judgment against the Company in the amount of approximately $42,000 in the action: Richard F. Lynch v. Omni Nutraceuticals, Inc. Labor Commissioner, State of California, State Case No. 05-19487 ICC. The Company denies any amounts are due Lynch. The Company has filed an appeal, which required posting a bond in the amount of the judgment, seeking a new trail in the Superior Court. The final outcome of this case is uncertain, but appears unlikely that it will have a material impact on the Company.

    A judgment was recently entered against the Company for approximately $117,000, plus an undetermined amount for attorney's fees, interest and costs, in a matter entitled: Pacific Foods of Oregon, Inc. v. Omni Nutraceuticals, Inc., United States District Court, District of Oregon, Case No. CV 00-1014 JO. This case involves the Company's open account with the plaintiff. The Company has not yet received a copy of either the complaint of the judgment, but recently received a Notice of Deposition with respect to a Judgment Debtor Examination. It is currently too early to assess the outcome of this matter.

    On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving the Company, at any time after four years from the closing, the right to demand Vitacost repurchase the stock the Company acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock the Company acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock the Company received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, the Company will record this investment on the cost basis. As long as the Company continues to hold at least a 10% interest, the Company will have one of the five available seats on the Vitacost Board of Directors. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations, including amortization of acquisition costs, was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 (unaudited) for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on the Company's books, including intangibles, and approximates $69,000, including approximately two months of operating losses estimated at $277,000. The Internet operations will be presented as discontinued operations in the December 31, 2000 Form 10-K and retroactively reflected in the Company's financial statements of the prior periods in the Company's future reporting.

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

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Companies other Internet properties, was sold to Vitacost.com on February 2, 2001.

    The demand letter threatens that a legal action will commence on February 28, 2001, unless substantial progress is made towards resolving this claim. Based on the information currently available, the Company is unable to determine the likelihood of an unfavorable outcome to this matter.

RISK FACTORS

The Company Has A History of Operating Losses.

    The Company has reported losses in two of the last three fiscal years, in addition to losses in each of the reported quarters of the year 2000. Towards the end of the first quarter of the year 2000, management implemented an operating plan to improve the financial results of the business, concentrating initially on major cost reductions. In addition, a strategic plan to consolidate Internet-based retailers in this industry was implemented to realize the scale of economies that might be achieved through the combination of these businesses. The Company is also focusing on product margins, which have been gradually eroding as the mix of products sold changes and the competition for retail shelf space erodes pricing.

    There can be no assurance that the Company will be successful in improving its pricing or cost structures, or that it will achieve profitability.

The Company May Require Additional Capital.

    As of December 31, 1999, current liabilities exceeded current assets by approximately $8,558,000. The balance due under the Secured Credit Agreement approximates $18,853,000 as of December 31, 1999 and requires a payment of approximately $1,556,000 on June 15, 2001 and monthly payments of the principal of approximately $195,000 commencing in July, 2001. The Company may not be able to make these payments when due and there can be no assurance that it will be able to secure additional debt or equity financing to repay this debt or otherwise refinance it.

Risks Relating to Delisting of the Common Stock from NASDAQ.

    On November 7, 2000, NASDAQ notified the Company that it had halted trading in the Company's common stock, until such time as it received additional information, based on the Company's announcement made on October 17, 2000, that its 1999 financial statements would be restated. In addition to the restated financial statements, the Company will have to meet certain other NASDAQ listing qualifications to resume trading on that exchange.

    The Company's Common Stock was delisted from trading in the NASDAQ National Market System on November 17, 2000. The Company's Common Stock is currently published in the "Pink Sheets" maintained by the National Quotation Bureau, which is generally considered to be a less efficient market than NASDAQ or other national exchanges, and may cause difficulty in conducting trades and in obtaining future financing. Further, the Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or those which have tangible net worth less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" must complete certain documentation, make suitability inquiries of investors and furnish quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of such requirements and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further for companies whose securities are quoted in the "Pink Sheets," it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain capital.

The Issuance of Additional Shares of Common Stock Upon Conversion of Preferred Stock May Cause Significant Dilution of Existing Shareholders' Interests and Exert Downward Pressure on the Price of The Company's Common Stock.

    Significant dilution of existing shareholders' interests may occur if the Company issues additional shares of Common Stock underlying the outstanding shares of its 6% Convertible Preference Shares ("Preferred Stock") outstanding. The number of shares of common stock issuable upon conversion of the outstanding Preferred Stock is less than 10% of the outstanding Common Stock as of October 27,

2000. However, the number of shares of Common Stock issuable upon conversion of the Preferred Stock may constitute a significantly greater percentage of the total outstanding shares of Common Stock, as such conversion is based on a formula tied to the market price of the common stock. The formula provides, specifically, that the number of shares of common stock issuable upon the conversion of one share of Preferred Stock is calculated as $1,000 (plus any accrued and unpaid dividends on such share) divided by the conversion price. The conversion price is equal to the lesser of (1) 115% of the average of the two lowest bid prices in ten days preceding the closing of the issuance of the share of Preferred Stock being converted, or (2) 80% of the average of the two lowest closing bid prices of the common stock during the five days preceding the date of conversion. Therefore, it is likely that the Preferred Stock will convert to common stock at a rate which may be below the prevailing market price of the common stock at the time of conversion.

    The exact number of shares of common stock into which currently outstanding Preferred Stock may ultimately be convertible, will vary over time as the result of ongoing changes in the trading price of the Common Stock. Decreases in the trading price of the Common Stock are likely to result in increases in the number of shares of common stock issuable upon conversion of the Preferred Stock. The following consequences could result:

  If the market price of Omni Nutraceuticals Common Stock declines, thereby proportionately increasing the number of shares of Common Stock issuable upon conversion of the Preferred Stock, an increasing downward pressure on the market price of the common stock might result (sometimes referred to as a downward "spiral" effect).

  The dilution caused by the conversion of the Preferred Stock and sale of the underlying shares could also cause downward pressure on the market price of the Common Stock.

  Once the downward pressure is placed on the market price of the Company's stock, the pressure could encourage short sales by holders of the Preferred Stock and others, thus placing further downward pressure on the price of the Common Stock.

  The conversion of the Preferred Stock would dilute the book value and earnings per share of common stock held by existing shareholders.

    The Securities Purchase Agreement, dated October 27, 2000, provides, in part, that to the extent that the number of shares required to be issued in connection with conversions of Preferred Stock exceeds 19.9% or approximately 6,520,700 shares of Common Stock outstanding at the closing, the Company is required to redeem the Preferred Stock representing such excess common shares at 140% of its face amount, plus accrued dividends. If this were to occur, the Company may not have adequate cash to redeem such excess and would be in breach of the terms of the Preferred Stock agreements.

Holders of Preferred Stock Could Seek to Manipulate the Stock Price Through Short Sales.

    Holders of Preferred Stock could potentially seek to manipulate the market price of the Company's common stock downward so as to increase the number of common shares they would receive upon converting their Preferred Stock. For example, just before converting their Preferred Stock, holders might engage in short sales in an effort to cause a market price decline.

Future Sales or Issuances of Shares Could Affect The Company's Stock Price.

    If the Company's stockholders sell substantial amounts of common stock in the public market, the market price of the common stock could fall. These sales also might make it more difficult to sell equity or equity-related securities in the future at a time and price that is deemed appropriate. As of November 1, 2000, subject to shareholder approval, the Company has an authorized capitalization of 5,000,000 shares of Preferred Stock, 3,000 shares of which are issued and outstanding, and 100,000,000 shares of common stock, of which 32,767,507 shares are issued and outstanding, 4,500,000 shares have been reserved for issuance on the exercise of outstanding options, and 2,325,000 shares are reserved for issuance on the potential exercise of outstanding warrants. Accordingly, as of November 1, 2000, assuming the conversion of all of the Series A Convertible Preferred Stock and all of the warrants issued in connection therewith, there would be 5,000,000 shares of Preferred Stock and 53,757,493 shares of common stock available for issuance upon such terms and conditions as the Board of Directors may determine in accordance with Utah Law. There is no requirement to obtain stockholder approval for the issuance of additional shares. It should be noted that the availability of additional shares could render it more difficult or discourage a takeover attempt. For example, the issuance of additional common stock or Preferred Stock convertible into common stock in a public or private sale, merger, or similar transaction would increase the number of outstanding shares of common stock and thereby could dilute the proportionate interest of any party attempting to gain control of the Company.

The Company's Chief Executive Officer and Chairman of the Board Votes a Majority of the Shares, Which Could Discourage an Acquisition of the Company or Make Removal of Incumbent Management More Difficult.

    Klee Irwin, Chief Executive Officer, beneficially owns approximately 41.5% of the outstanding common stock on November 1, 2000 and holds an irrevocable proxy to vote an aggregate of approximately 4.1% of the outstanding Common Stock on behalf of American Equities, LLC and Corporate Financial Enterprises, Inc. Andrew Vollero, Jr., Chairman of the Board of Directors currently holds an irrevocable proxy to vote an aggregate of approximately 20.2% of the outstanding Common Stock on November 1, 2000, on behalf of R. Lindsey Duncan and Cheryl Wheeler Duncan in accordance with a Voting Agreement dated March 1, 2000. Together they will therefore be able to control all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The Articles of Incorporation and Utah Law Contain Provisions That Could Delay or Prevent an Acquisition of the Company.

    The articles of incorporation and by-laws contain provisions that may discourage third parties from seeking to acquire the Company. These provisions include:

  •
  a classified board of directors;

  •
  a requirement that special meetings of shareholders be called only by the board of directors, chairman of the board, chief executive officer or president;

  •
  limitations on the ability of shareholders to amend, alter or repeal the by-laws; and

  •
  the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

    The Company is also afforded the protections of the Utah Revised Business Corporation Act. This statute contains provisions that impose restrictions on shareholder action to acquire control of the Company. The effect of the provisions of the articles of incorporation and by-laws and Utah law may discourage third parties from acquiring control of the Company.

The Company May Face Costly Product Liability and Other Legal Claims by Consumers.

    The Company's products are particularly susceptible to product liability claims. Any claim of product liability by a consumer, regardless of merit, could be costly financially and could divert the attention of management. It could also create negative publicity, which would harm the Company's business. Although the Company maintains product liability insurance, it may not be sufficient to cover a claim if one is made.

    Like other retailers, distributors and manufacturers of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that the use of the products results in injury. The Company may be subjected to various product liability claims, including claims that the products which the Company sells contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. The Company cannot predict whether product liability claims will be brought against the Company in the future or the effect of any resulting adverse publicity on the business. Moreover, the Company may not have adequate resources in the event of a successful claim. The Company does not have formal indemnification arrangements with the third-party vendors from which products are sourced. If insurance protection is inadequate and third-party vendors do not indemnify the Company, the successful assertion of product liability claims could result in potentially significant monetary damages.

    Although many of the ingredients in the products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the products contain innovative ingredients or combinations of ingredients. There is little long-term experience with human consumption of some of these innovative product ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although the manufacturer may perform research and tests in connection with the formulation and production of the products, there are no conclusive clinical studies regarding many of the Company's products.

    Because the Company deals with a large number of end users, it has a significant level of legal exposure. The most serious area of exposure is in relation to product advertising claims and the product quality. People may purchase products from the Company expecting certain physical results, unique to nutritional products and if they do not perceive the results to be in accordance with the claims made on the packaging or on the Company's Web site, certain individuals or groups of individuals may seek monetary retribution. This may also be the case if the Company ships a product that is tainted in some way. The Company has exposure for product claims and product quality from at least four distinct groups: (1) Government; the FDA, FTC, state and local departments of health, and state and local district attorneys which have the authority to sue or levy fines against private companies that may violate one of the numerous and complex laws governing the advertising and distribution of vitamin and supplement products; (2) Watchdog Groups; many organizations exist which work with attorneys to pursue companies that violate various regulations to the detriment of the public; (3) Competitors; the Company's competitors may bring suits against the Company citing areas of law such as the Lanham Act, which prohibits companies from making advertising claims that are misleading and place competitors at a disadvantage who are not making such claims; and (4) Consumers and Class Action Groups; any consumer or group of consumers can bring charges against the Company for claims regarding product quality or advertising claims and these individuals or groups often have access to free legal support from law firms which take a percentage of the settlement or judgment instead of hourly fees. The Company expects to have insurance coverage that will protect the Company from losses from any of the above instances of litigation. However, the Company has no assurance that the Company's insurance company will comply with coverage in all instances or that such coverage will be adequate to cover all potential losses.

No Long-Term Contracts with Manufacturers or Distributors.

    The Company purchases all of its products from third-party manufacturers pursuant to purchase orders but without any long term manufacturing agreements. In the event that a current manufacturer is unable to meet the manufacturing and delivery requirements at some time in the future, the Company may suffer interruptions of delivery of certain products while it establishes an alternative source. To limit the exposure to this type of interruption, for all large volume products, two third-party manufacturers have been established. For smaller volume products, the selection of alternative manufacturing sources may be delayed while a review is completed of the proposed manufacturers quality control, raw material sources, and manufacturing and delivery capabilities. The Company also relies on third-party carriers for product shipments, including shipments to and from distribution facilities. The Company is therefore subject to the risks, including employee strikes and inclement weather, associated with the carrier's ability to provide delivery services to meet the Company's fulfillment and shipping needs. Failure to deliver products to customers in a timely and accurate manner would harm the Company's reputation, business and results of operations.

Concentration of Customers.

    The Company shipped approximately 18.6% and 13.3% of its total shipments to a single customer (GNC) during 1999 and 1998, respectively. Shipments to GNC during the first two quarters of the year 2000 were approximately 27.0% and 21.2%, respectively. There are no long-term contractual relationships with this customer. The loss of this customer would have a significant impact on the business.

Reliance on Limited Number of Products

    The Company currently offers approximately 313 products and derived more than 30.5% of its shipments during 1999 from the sale of two products, Ultimate Cleanse® and Inholtra®. As a result of there being a limited number of individual products from which substantial revenue is derived, the risks associated with the business increase, since a decline in market demand for one or more products could have a significant adverse impact on the results of operations.

Dependence on Management

    The Company is dependent on its management for substantially all of its business activities, including the development of new products and the advancement of its identity and recognition in the nutritional supplement industry. The loss of the service of certain members of management such as Mr. Klee Irwin, the Chief Executive Officer, could have a material adverse effect on the business, operations and financial condition. The Company currently has no long-term agreement with any executive officer or key employee. Qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. The Company may not be able to hire the necessary personnel to implement its business strategy, or it may need to provide higher compensation to such personnel than is currently anticipated. If the Company fails to attract and retain sufficient numbers of highly skilled employees, it may be unable to attract customers and increase sales.

Expansion of Distribution Channels

    The Company anticipates expanding its current distribution channels by adding new customers to its current classes of trade, introducing new nutraceutical products, and in general, expanding its activities and operations.

    While the Company has been successful in expanding its markets and distributors to date, there can be no assurance that it will be able to continue to expand in these areas, or that the results of these efforts will be successful in generating incremental profitable revenue.

Difficulty of Strict Compliance With Government Regulations

    The processing, formulation, packaging, labeling and advertising of the Company's products are subject to governmental regulation. Congress has recognized the potential impact of dietary supplements in promoting the health of US citizens by enacting DSHEA. Because of the broad language of certain sections of DSHEA and the regulations that implement it, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance.

The Company May Have Difficulties In Managing Its Growth.

    The Company has implemented a growth strategy that is primarily aimed at growth through acquisition. In the core business, this may involve the acquisition of either individual or groups of brands or other businesses. There can be no assurance that any such acquisitions can be properly integrated with the Company's operations to realize any incremental benefit or that they will prove to be profitable.

    Due to the current financial position, acquisition of any other businesses is highly dependent on the price of the common stock, which is used as the "currency" in these acquisitions. There is no assurance that the price of the Company's common stock will achieve a level that will enable the Company to use it to acquire other companies. Further, there can further be no assurance that the Company will be able to properly effect such a consolidation or that, if it can, that such a consolidation will be successful.

The Company Expects Its Quarterly Financial Results to Fluctuate

    4Health was organized in February 1993, Irwin Naturals was organized in August 1995 and HealthZone.com was organized in February 1999. Since the businesses have been in operation for a limited amount of time, there can be no assurance that the Company will be able to operate profitably in the future. The Company is not able to give investors a historical platform on which to base an evaluation of its business strategy. The Company has a limited insight into trends that may emerge and affect its business. An investor in the common stock must consider the risks and difficulties frequently encountered by early stage companies. These challenges include the:

  •
  Need to increase awareness of the Company's brands;

  •
  Need to attract and retain customers at a reasonable cost;

  •
  Need to compete effectively;

  •
  Need to establish the Company as an important participant in the evolving market for healthcare products

  •
  Need to execute on the business model;

  •
  Need to manage growth in operations;

  •
  Need to manage inventory levels effectively;

  •
  Need to upgrade and enhance the transaction processing and control systems, order fulfillment capabilities and inventory management systems;

  •
  Need to access additional capital when required;

  •
  Need to develop and renew strategic relationships with companies in the healthcare products industry, such as suppliers and content providers; and

  •
  Need to attract and retain key personnel.

    The Company cannot be certain that its business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

If The Company is Unable to Attract and Train Adequate Numbers of Customer Service Personnel, It May Not Be Able to Provide Sufficient Customer Service.

    The business depends in part on the ability to maintain superior customer service. If the Company is unable to attract and train adequate numbers of customer service personnel, its efforts to establish its brands may be harmed and the business results may be impaired. The Company will need to commit significant additional financial resources to attract and train customer service personnel in order to provide customers with high quality customer service.

If The Company Engages in Any Acquisitions, It Will Incur A Variety of Costs, and the Anticipated Benefits of the Acquisition May Never Be Realized.

    If appropriate opportunities present themselves, the Company may attempt to acquire businesses, technologies, services or products that it believes are a strategic fit with its business. The Company currently has no binding commitments or agreements with respect to any material acquisitions. If the Company does undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures which may absorb significant management attention that would otherwise be available for the ongoing development of the business. Moreover, the anticipated benefits of any acquisition may fail to be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect the business, results of operations and financial condition.

    In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect the Company's ability to make acquisitions or to be acquired. For example, the elimination of the "pooling" method of accounting for mergers could increase the amount of goodwill that would be required to be recorded in a merger with another company, which would have an adverse financial impact on future operating results. Further, accounting rule changes that reduce the availability of write-offs for in-process research and development costs in connection with an acquisition, could result in the capitalization and amortization of these costs and negatively impact the results of operations in future periods.

The Company Does Not Intend to Pay Any Dividends

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to fund growth and, therefore, does not expect to pay any dividends in the foreseeable future. Consequently, Investors only will realize an economic gain on their investment in the common stock if the price appreciates. Investors should not purchase the common stock with the expectation of receiving cash dividends.

ITEM 2. PROPERTIES

    The Company's principal offices are located at 5310 Beethoven Street, Los Angeles, California, 90066 in a building and warehouse leased by the Company at a monthly rental charge of $39,000. This is a five-year lease subject to escalation. In addition, in 1999 the Company owned a building in Boulder, Colorado and leased warehouse space in Broomfield, Colorado. On March 25, 1999, the Company completed the sale of its former 4Health, Inc. corporate facility located in Boulder Colorado (the "Property"). The sale price for the Property was $2,350,000, which consisted of (i) cash consideration of $600,000 that was received at closing, (ii) assumption of a $1,300,000 existing first mortgage loan on the Property made by the buyer, and (iii) the receipt of a $450,000 promissory note secured by a second trust deed in the Property. The note receivable was to be paid in monthly installments of $3,688, including the principal and interest at a rate of 7 1/2% per annum, until March 1, 2002 when the note was to be payable in full. On July 12, 2000 this note was paid in full.

    In November 1999 the Company entered into a 5-year lease of its office facilities in Broomfield, Colorado. The lease agreement calls for escalating lease payment over the term of the lease as follows:

Schedule of Escalation for Broomfield, Colorado Office

Year 1	$29,456
Year 2	$29,456
Year 3	$31,560
Year 4	$31,560
Year 5	$32,612

    The company is in the process of assigning its right under this lease to a third party.

Location	Size	Function
Los Angeles, California	52,000 sq. ft.	Corporate Headquarters & Distribution Center
Broomfield, Colorado	3,500 sq. ft.	Midwest Office

ITEM 3. LEGAL PROCEEDINGS

    On December 23, 1999, a lawsuit was filed against the Company and certain officers by the former shareholders of Health & Vitamin Express alleging various causes of action. The proposed terms of the settlement provided that the Company immediately issue the 363,636 shares of common stock which could have been issuable to the former shareholders of HVE for future earnings. As such, the Company estimated and recorded an expense and offsetting contingency of $1,200,000 in the accompanying balance sheet at December 31, 1999, in connection with this claim. Pursuant to the

Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of this lawsuit. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated.

    On September 18, 2001 the Company was served in a lawsuit: Veromax International, LLC (Plaintiff) v. Omni Nutraceuticals, Inc. (Defendant), currently pending in the Circuit Court of Maryland for Baltimore County, Case No. 03-C-00-009605. The litigation concerns a Distribution Agreement between Veromax and Omni, dated September 10, 1999, wherein Omni was appointed the exclusive distributor for the product Veromax. In the litigation, Veromax International seeks to terminate the Distribution Agreement and seeks damages for breach of contract including the Company's failure to meet minimum purchase commitments. The Company contends that it is not in breach of the agreement between the parties, that the distributorship is still valid, and it should continue to sell the product. It anticipates filing a cross-complaint against the plaintiff for the plaintiff's breach of contract and seeking substantial damages. Management intends to vigorously defend this lawsuit and is working to resolve the dispute without further litigation. While it is far too early to predict an outcome, if this matter is ultimately found in favor of the plaintiff, it could have a material adverse affect on the Company's financial position.

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

    On February 21, 2001, the Company was advised of a lawsuit: Media Networks, Inc. v. Omni Nutraceuticals, Inc., Los Angeles Superior Court Case No. BC 241503, for amounts due on open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it ahs been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart

Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Companies other Internet properties, was sold to Vitacost.com on February 2, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 22, 1999, a Special Meeting in Lieu of an Annual Meeting was held at Omni headquarters for the following purposes: (i) to ratify an amendment to Article III of the Company's Bylaws eliminating Section 3.14 providing for an Executive Committee of the Board of Directors; (ii) to elect Mr. Santo P. Panzarella to the Board of Directors of Omni Nutraceuticals as a Class III director; (iii) to ratify amendments to the Long Term Stock Incentive Plan of Omni Nutraceuticals increasing the number of shares of Common Stock that may be awarded under the Plan to 4,500,000, including 1,000,000 shares that may be granted to non-employee directors; and (iv) to ratify the selection of Arthur Andersen LLP, independent public accountants, as Omni Nutraceuticals' independent auditors for the fiscal year 1999. The matters were voted upon at the meeting, and the number of votes cast for, against or withheld, as to each matter, where applicable, are set forth below.

PROPOSAL	Votes For	Votes Against	Votes Withheld
To ratify an amendment to Article III of the Company's Bylaws	22,350,092	31,890	130,950
To elect Mr. Santo P. Panzarella to the Board of Directors	22,062,992	—	449,940
To ratify amendments to the Long-Term Stock Incentive Plan	21,625,572	755,610	131,750
To ratify selection of Arthur Andersen LLP, independent public accountants for the fiscal year 1999	22,469,070	41,962	1,900

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the stock symbol HHHH on July 17, 1996. On August 20, 1999, the Company changed its stock symbol to OMNT. On April 1, 2000, the Company changed its symbol to ZONE.

    On November 7, 2000, NASDAQ notified the Company that it had halted trading in the Company's common stock.

    On November 17, 2000, NASDAQ informed the Company that it would delist the Company's common stock from its National Market System, effective November 17, 2000. Although the Company intends to appeal this action, such an appeal does not act as a stay. Accordingly, trading in the Company's common stock is currently conducted on the "pink sheets". The new symbol is ZONE.OB.

    The high and low closing bid prices reported for the period between January 1, 1998 and September 30, 2000 appear in the following table:

Fiscal Year	Quarter	High	Low
1998	1st	$5.875	$4.500
1998	2nd	$9.500	$4.875
1998	3rd	$7.500	$2.750
1998	4th	$6.938	$3.000
1999	1st	$8.000	$3.438
1999	2nd	$2.500	$1.500
1999	3rd	$2.500	$1.500
1999	4th	$2.313	$1.125
2000	1st	$8.625	$1.375
2000	2nd	$7.375	$3.750
2000	3rd	$4.188	$1.375

    As of November 1, 2000, there were approximately 187 stockholders on record of the Company's Common Stock, exclusive of stockholders who hold title to their shares in street name. The last reported sales transaction in the Company's common stock at the close of the market on February 20, 2001 was $0.25.

SALES OF RESTRICTED SECURITIES

    During the year ended December 31, 1999, and subsequently, the Company completed the following transactions:

    On February 15, 1999, the Company acquired by way of a merger with and into its California subsidiary, HealthZone.com, Health & Vitamin Express, Inc. ("HVE"), a California on-line retailer of health products, in consideration for the issuance of 363,636 shares of common stock of the Company issued in a private placement to the three shareholders of HVE. These shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act of 1993 and Rule 506 promulgated thereunder. Refer to the March 31, 1999 quarterly report filed on Form 10Q.

    During the year ended December 31, 1999, the Company issued 53,000 shares of common stock valued at prices ranging from $1.43 to $2.37 per share to consultants in order to settle certain obligations. The shares were issued in a transaction intended to qualify for the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

    On January 5, 2000, as compensation for continuing service on the Board of Directors, the Company issued to Mr. Andrew Vollero Jr., 25,000 restricted shares of the Company's $.01 par value common stock. The shares were issued in a transaction intended to qualify for the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

    On January 24, 2000, the Company completed an equity transaction whereby the Company issued 2,000,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase 550,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants sold by the Company was $3,000,000. Concurrently, HealthZone.com issued 222,222 shares of its common stock (approximately 10% of shares outstanding) and a seven-year warrant to purchase up to 37,000 shares of its common stock. In connection with the above transaction, the Company (i) provided the investor the right to elect one director, (ii) provided the investor certain registration rights, (iii) amended its Articles of Incorporation to provide for the Preferred Shares, (iv) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone.com, and (v) entered into two separate consulting agreements, one of which required the Company to issue 50,000 shares of its common stock. Further, in connection with the above transaction, the Chairman (Duncan) and the former Chief Executive Officer (Irwin), both significant shareholders, each sold 220,000 (totaling 440,000) shares of their personally held Company common stock to the investing parties for $250,000 (totaling $500,000). On March 24, 2000, all of the issued and outstanding Preferred Shares, plus accrued dividends, were converted into 2,016,438 shares of common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

    On March 12, 2000, the Company entered into a two year Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of Common Stock to LFC in consideration of and as a retainer for, consulting services to be rendered to the Company by LFC. Pursuant to the provisions of the Consulting Agreement, LFC is entitled to receive a 2.5% finder's fee in connection with any debt or equity financing for the Company from a source introduced to the Company by LFC and a 2% finder's fee in connection with any acquisition by the Company, or its nominee, of a candidate introduced to the Company or its nominee by LFC. The Company also agreed to reimburse LFC for pre-approved extraordinary expenses incurred by LFC on behalf of the Company.

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

    On October 27, 2000, the Company completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company used the net proceeds of the offering of approximately $2,720,000, after certain fees and expenses, for working capital purposes. Among other rights granted to the Holders, the Company is required to file a registration statement for the common stock into which the Series A is convertible within 30 days after the closing.

DIVIDEND POLICY

    The Company has never paid dividends with respect to the Company's Common Stock. There are no restrictions on the declaration or payment of dividends in the articles of incorporation or bylaws of the Company, however, for the foreseeable future, the Board of Directors intends to retain all of the Company's earnings for use in the expansion of the Company's business. The Company is also currently proscribed from issuing cash dividends on its Common Stock under the terms of its Credit Facility with its bank.

REGISTRAR AND TRANSFER AGENT

    The registrar and transfer and warrant agent for the Company is ComputerShare Investor Services, 12039 Alameda Pkwy, Suite Z-2 Lakewood, CO, 80228, telephone number (303) 234-5300.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statements of operations data for the three years ended December 31, 1999, 1998 and 1997 and the selected balance sheet data as of December 31, 1999 and 1998 have been derived from the audited financial statements of the Company included herein ("Financial Statements"). The selected statements of operations data for the two years ended December 31, 1995 and the selected balance sheet data as of December 31, 1995, and 1996 have been derived from audited financial statements of the Company not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year presentation.

YEARS ENDING DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data	1999	1998	1997	1996	1995
	(as Restated)
Net sales	$31,217	$30,547	$29,353	$28,592	$12,824
Gross profit	15,017	18,007	16,050	16,266	7,620
Operating (loss) income	(10,500)	1,827	(4,638)	(1,298)	1,342
Other income (expense), net	(829)	(209)	(79)	101	(76)
Income (loss) before provision (benefit) for income taxes	(11,329)	1,618	(4,717)	(1,197)	1,266
Provision (benefit) for income taxes	(274)	600	—	594	360
Net income (loss)	(11,055)	1,018	(4,717)	(1,791)	906
Pro forma provision for income taxes (unaudited)	N/A	1,345	765	N/A	439
Pro forma net income (loss) (unaudited)	N/A	273	(5,482)	N/A	827
PER SHARE DATA:
Historical Earnings (loss) per common share—Basic and diluted	$(0.39)	$0.04	$(0.17)	$(0.07)	$0.04
ProForma Earnings (loss) per common share—Basic and diluted (unaudited)	N/A	$0.01	$(0.20)	N/A	$0.03
Historical
Weighted average number of shares of common stock outstanding—Basic	28,177	27,747	27,365	25,647	24,457
Weighted average number of shares of common stock outstanding—Diluted	28,177	28,221	27,365	25,647	24,583
Pro forma
Weighted average number of shares of common stock outstanding—Basic (unaudited)	N/A	27,747	27,365	N/A	24,457
Weighted average number of shares of common stock outstanding—Diluted (unaudited)	N/A	28,221	27,365	N/A	24,583

YEARS ENDING DECEMBER 31
(in thousands)

Balance Sheet Data	1999	1998	1997	1996	1995
	(as Restated)
Working Capital (Deficit)	$(8,558)	$4,395	$3,588	$4,843	$2,385
Total Assets	29,533	13,087	11,337	15,832	5,786
Long Term Debt, Net of Current Portion	10,187	1,423	1,298	1,276	1,296
Shareholders' Investment	(316)	5,869	5,387	10,256	3,205

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ending December 31	1999	1998	1997
	(as Restated)
Net Sales	100%	100%	100%
Cost of Sales	51.9%	41.0%	45.3%
Gross Profit	48.1%	59.0%	54.7%
Selling, General and Administrative Expenses	76.6%	53.0%	59.6%
Loss on write off of Goodwill	—	—	10.9%
Loss on Intangibles	1.3%	—	—
Legal Settlement	3.8%	—	—
Income (loss) from operations	(33.6)%	6.0%	(15.8)%
Other income (expense), net	(2.7)%	(0.7)%	(0.3)%
Income (loss) before provision for income taxes	(36.3)%	5.3%	(16.1)%
Provision Benefit for income taxes	(.9)%	2.0%	—
Net income (loss)	(35.4)%	3.3%	(16.1)%

OVERVIEW

    The Company is a supplier and formulator of branded natural health, herbal and nutritional supplements designed and formulated to address the dietary needs of the general public. The Company's products are produced principally from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals. All of the products fall into Primary Standard Industrial Classification Code Number 325411 and are substantially similar in that they are essentially all natural nutritional supplements. The Company has historically and continues to sell these products to health food stores, both directly and through distributors, mass merchandisers and distributors who sell into foreign countries.

    Omni is a Utah Corporation, and was formerly known as Irwin Naturals/4Health Inc., which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("Irwin Naturals") consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests 4 Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals.

    Effective March 12, 2000, both the Company's Chairman of the Board, R. Lindsey Duncan and its President and Chief Executive Officer, Louis Mancini ceased to be employed. Mr. Mancini was replaced by Mr. Klee Irwin as President and Chief Executive Officer.

    On March 12, 2000, the Board also authorized the termination of the Settlement Agreement dated October 8, 1999, between the Company and Mr. and Mrs. Klee Irwin, and the ancillary agreements executed and delivered by the Company in connection therewith. On October 8, 1999, the Company and Mr. Klee Irwin had entered into a settlement agreement (the "Settlement Agreement") in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin.

    Starting in July 2000, one of the Company's large customers started deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts the Company had experienced. In August 2000, the Company conducted an investigation of its 1999 and 2000 sales practices and determined that sales to certain customers were made with rights of return and "guarantees" of sell-through to consumers. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 1999. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which the Company granted allowances and concessions early in 2000 related to sales in 1999, the Company has increased its reserves for such allowances and concessions as of December 31, 1999. In situations in which the Company granted additional allowances or concessions subsequent to the original issuance of the financial statements relating to sales made in prior periods, the Company has increased its reserves in the period such decisions were made and the amounts became known.

    The effect of the adjustments was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through December 31, 1999 includes the reduction of approximately $2.2 million of gross profit; approximately $1.9 million deferred from previously recorded sales now treated as "guaranteed sales," and an additional $0.3 million of reserves for allowances granted to customers for sales in prior periods.

RESULTS OF OPERATIONS

1999 Compared to 1998

    Consolidated net sales for the year ended December 31, 1999 were $31,217,000 with an operating loss of $10,500,000 and a net loss of $11,055,000, or $(0.39) per basic and diluted share. Consolidated net sales for the same period in the prior year were $30,547,000 with operating income of $1,827,000 and net income of $1,018,000 or $.04 per basic and diluted share. The net loss for 1999 was impacted by a $648,000 loss in operations from the Company's Internet subsidiary HealthZone.com, goodwill amortization of $640,000, a $390,000 loss incurred with the write off of intangibles, non-cash warrant and option compensation costs of $832,000 and $288,000 related to the relocation of the Company's corporate and warehouse facilities.

    Net sales for the year ended December 31, 1999 increased by $670,000, or 2.2% to $31,217,000 from $30,547,000 for the comparable period in 1998. The increase in sales related to the introduction of the Company's newly acquired Inholtra pain relieving product partially offset by an increase of over $2 million in allowances to customers for returns and allowances and deferral of over $2.8 million of sales with explicit right of return.

    Gross profit for the year ended December 31, 1999 decreased by $2,990,000, or 16.6%, to $15,017,000 from $18,007,000 for the comparable period in 1998. Gross profits as a percentage of sales for the year ended December 31, 1999 decreased to 48.1% from 59.0% in the comparable period in 1998. The decrease in the margin relates to: (i) pricing concessions related to 1999 sales in conjunction with new product introductions that did not sell through as well as expected, (ii) sales adjustments given to certain customers, (iii) an overall shift in product mix to certain items which have a lower margin, and (iv) the write-off of inventory related to intangible assets also written off.

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

    General and administrative expenses for the year ended December 31, 1999, increased by $2,328,000, or 31.5% to $9,720,000 from $7,392,000 for the comparable period in 1998. Included in 1999 general and administrative expenses were: (i) legal and professional fees of $806,000, (ii) $717,000 in costs incurred on the Company's HealthZone.com operations, (iii) $415,000 for consulting costs incurred to implement the Company's acquisition of Inholtra and other products, (iv) approximately $1,136,000 in provisions for uncollectable receivables, (v) $903,000 of non-cash warrant and compensation costs, and (vi) a $300,000 charge related to the relocation of the Company's corporate and warehouse facilities. The prior year included $1,021,000 of costs associated with the merger described above. Distribution costs for the year ended December 31, 1999 increased $1,594,000 or 146%, to $2,686,000 from $1,092,000 from the comparable period in 1998. The increase primarily relates to higher expenditures for freight, compensation, fulfillment and other distribution costs associated with efforts to promote new and existing products to new customers.

    Depreciation and amortization for the year ended December 31, 1999, increased by $989,000 to $1,892,000 from $903,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

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

    Gross Profit Margins rose to $18,007,000 in 1998 from $16,050,000 in 1997, an increase of 12.2%. The post-merger product re-positioning resulted in a one-time $172,000 (1.1%) decrease in Gross Margins. Gross Margin as a percentage of net sales increased to 59% of net sales in 1998 from 54.7% of net sales in 1997. This increase was due primarily to an improved product sales mix, and reflective of continued internal efforts to lower the cost of the core products. Improved margins were particularly evident in the Nature's Secret® and Harmony Formula® branded products.

    Sales and marketing expenses for the year ended December 31, 1998 decreased by $3,050,000, or 31.0% to $6,793,000 from $9,843,000 for the comparable period in 1997. Much of the decrease in Sales and Marketing expense was attributable to the synergies achieved as a result of the merger.

    General and administrative expenses for the year ended December 31, 1998, increased by $1,744,000, or 22.8% to $9,387,000 from $7,643,000 for the comparable period in 1997. The 1998 General and Administrative expenses, when adjusted for merger related expenses of $1,614,000, were $7,773,000, a net increase of $130,000 compared to the 1997 General and Administrative expenses of $7,643,000. Included in the 1997 General & Administrative expenses are Research & Development (R&D) expenses of $418,000. R&D expenses decreased to $29,000 in 1998 as the Company relied on existing, developed products. Much of the remainder of the decrease was attributable to the synergies achieved as a result of the merger.

    During 1997, the Company wrote off goodwill in the amount of $3,202,000 in connection with the 1996 merger with SGTI. There was no similar expense in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of November 1, 2000, the Company had approximately, $180,000 in cash and cash equivalents and approximately $3,100,000 under the revolving credit line available. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placement. As of September 30, 2000, the Company had total current liabilities of $20,536,000, $7,340,000 of which consisted of accounts payable to vendors. Further as of September 30, 2000, the Company had a working capital deficit of $10,819,000, and an accumulated deficit of $33,651,000. The Company estimates that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of November 21, 2000 (approximately $2,000,000) will be sufficient to provide a source of working capital through approximately March 31, 2001. However, this estimate does not give effect to payments, which may be made to vendors to reduce outstanding accounts payables. Further, there can be no assurances that the vendors will continue to supply the Company with goods and services in the event that such accounts payables are not reduced, which may have an adverse effect on the Company's continued operations. In addition, based on the past practice of the Company's largest customers to take deductions against accounts receivables to the Company, although the Company believes that it has identified and reserved for such deductions, such practices may have an adverse effect on the Company's future cash flow.

    During the nine months ended September 30, 2000, the Company experienced negative cash flow from operations of $3,371,000. The sale of equity securities and issuance of a minority interest in the Company's subsidiary, HealthZone.com in January, 2000, and the sale of common stock in March 2000 provided an aggregate of approximately $5,424,000 in proceeds to the Company. Approximately $3,273,000 of these proceeds were used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

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

    On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the term date of both loans to April 30, 2001, when the loans are payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly. The amendment also required the Company to meet revised financial covenants. As of June 30, 2000, the Company was in violation of several of the revised covenants.

    On October 23, 2000, the credit facility was further amended with respect to both its term debt and revolving credit agreements. In addition, the lender waived any and all defaults then in existence. The major amendments of the Waiver and Amendment No. 4 to Secured Credit Agreement included an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit the October, 2000 equity financing, to be used for working capital purposes. Also see the financial statement footnote "Subsequent Events". In addition, the Company and the lender agreed that all principal payments due under the loan would be deferred until June 15, 2001. The total of the deferred payments will be approximately $1.56 million. The lender also allowed the Company to use the proceeds from a private placement of securities, closed on October 27, 2000, resulting in net proceeds of approximately $2,720,000 to the Company, for working capital purposes. The lender charged the Company a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal installments commencing April 15, 2001.

    On January 24, 2000, the Company sold 2,000,000 shares of the Company's newly created 5% $.01 par Convertible Preferred Stock for $2,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. In connection with the issuance of the preferred stock, the Company issued common stock representing an approximate 10% interest in the Company's wholly owned subsidiary, HealthZone.com, to the same investors. The Company incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

    On March 27, 2000, the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for aggregate proceeds of $2,100,000.

    In separate agreements, two of the Company's trade creditors agreed to convert a portion of their debt in exchange for Common Stock of the Company and to accept a substantially reduced cash payment and/or note for the balance of the obligation of the company. On September 7, 2000, approximately $985,000 of debt had been converted in exchange for approximately 328,300 shares of Common Stock, or approximately $3.00 per share. Both agreements contain provisions that may require future adjustments to the cash amounts they received, contingent on their realization upon disposition of the common stock they received pursuant to their respective agreements.

    On October 27, 2000, the Company entered into a Securities Purchase Agreement with several "accredited investors" ("Holders") whereby the Holders purchased 3000 shares of the Company's newly-issued Series A Convertible Preferred Stock resulting in gross proceeds of $3,000,000 to the Company. In addition, the Buyers received warrants to purchase up to 600,000 shares of Common Stock at an exercise price of approximately $0.96 per share. The Company received net proceeds from this transaction of $2,720,000, after fees, costs and expenses of issuance. An additional 50,000 warrants were issued to an intermediary on the same terms as were granted to the Buyers.

    The Preferred Stock is convertible into Common Stock on the following basis. The number of shares of Common Stock to be issued is equal to the stated value of the number of shares of Preferred Stock being converted, together with any accrued dividends (the "Additional Amount") thereon, divided by the "Conversion Price". The Conversion Price is equal to the lesser of (i) 115% of the average of the two lowest bid prices quoted on the exchange where the Company's Common Stock is traded during the ten days preceding the closing or, (ii) 80% of the average of the two lowest bid prices of the Common Stock during the five days preceding conversion. Pursuant to the Securities Purchase Agreement and related documents, the Company is required to file a registration statement, registering for resale the number of common shares issuable assuming a market price of of $.50 per share upon conversion of all of the Preferred Stock, plus the exercise, at the contractual rate of approximately $0.96, of all of the warrants issued in connection therewith.

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

    In the event any conversion of Preferred Stock would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the Preferred Stock representing such excess must be redeemed, in cash for $1,400.00 per share, plus the additional amount.

    A registration statement is required to be filed within 30 days of the closing to cover the common stock underlying the conversion of the Preferred Stock ("Conversion Shares") and the exercise of the warrants, and such indeterminate number of shares of common stock issuable pursuant to the anti-dilution adjustment provisions of the Preferred Stock and warrants. For registration purposes only, the number of Conversion Shares to be registered is calculated based upon an assumed conversion price per share of $0.50 As of the date of the filing of this registration statement, which covers the shares and warrants issued in connection with this transaction., the Company is in default of this provision of the Preferred Stock Agreements.

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

    The Company's auditors have included an explanatory paragraph in their report of Independent Public Accountants included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, as amended, to the effect that the Company's losses from operations for the year ended December 31, 1999, and the working capital deficit and the retained deficit at December 31, 1999 raise substantial doubt about the Company's ability to continue as a going concern.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

    In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company will adopt the standard in January 2001. Management does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements are filed with this Annual Report as pages F-1 through F-32. The Index to Financial Statements appears on page F-1 of this Annual Report.

  Report of Independent Public Accountants
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Shareholders' Investment
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On April 14, 2000, the Company reported that it changed its auditing firm from Arthur Andersen LLP to Singer, Lewak, Greenbaum & Goldstein, LLP. In connection with the change, there were no disagreements with the former auditors on any matters. At the conclusion of their audits of the Company's financial statements for the years ended December 31, 1998 and 1999, Arthur Andersen issued to the Company's Board of Directors two letters setting forth material weaknesses in the Company's system of internal controls. The letters specifically stated the existence of a lack of accounting and financial reporting infrastructure, a lack of governance, a need for strategies, a business plan and a lack of internal communication and oversight. The Company has begun to address and correct the weaknesses identified in those letters.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists the names, ages, and positions of the Company's directors, executive officers and other significant employees who were employed in 1999 and 2000.

Name	Age	Officer Since	Director Since	Position
Mr. Andrew Vollero, Jr.	63	—	1999	Chairman of the Board
Mr. Klee Irwin	35	1998	1998	Chief Executive Officer, Director
Mr. Albert Kashani	40	—	2000	Director
Mr. Christof Ballin (1)	35	2000	2000	Director, President
Mr. Marty Sumichrast (2)	58	—	2000	Director
Mr. R. Lindsey Duncan(3)	38	1993	1993	Chairman of the Board, Director
Mr. Louis Mancini (4)	55	1999	1999	President and Chief Executive Officer, Director
Mr. Herm Rosenman	53	2000	—	Chief Operating and Financial Officer
Mr. Jonathan Diamond (5)	41	—	1998	Director
Mr. James Jeffs (6)	49	—	1998	Director
Mr. Santo Panzarella (7)	60	—	1999	Director
Mr. Thomas Aarts	42		2000	Director
Ms. Rebecca Pearman	33	—	2001	Director

(1)	Served as President and a Director until January 19, 2001
(2)	Served as a Director until April 10, 2000
(3)	Served as Chairman of the Board and a Director until March 12, 2000
(4)	Served as a Director until October 1999. Served as President and Chief Executive Officer from April 20, 1999 until March 12, 2000
(5)	Served as a Director until March 3, 2000
(6)	Served as a Director until July 1999
(7)	Served as a Director from December 22, 1999 until February 20, 2000

    Mr. Andrew Vollero, Jr. Mr. Vollero became Chairman of the Board of Omni Nutraceuticals on March 12, 2000, and has served as a Director since 1999. Mr. Vollero is an independent general management consultant and private investor specializing in the small business area since 1970. During that period, Mr. Vollero has worked with over 100 companies, mostly privately held and in non-high tech industries. Since 1994, Mr. Vollero has served as a Board member of AC International, A.C. Vroman, Inc., Vroman Real Estate Ventures, Magnum Air and Rahn Industries. Mr. Vollero is a graduate of Yale and Harvard Business School.

    Mr. Klee Irwin. Mr. Irwin served as the President and Chief Executive Officer of Omni Nutraceuticals from June 30, 1998 until April 20, 1999. Prior to June 30, 1998, Mr. Irwin served as the President and Chief Executive Officer of Irwin Naturals, which he founded in 1995. Prior to his involvement in Irwin Naturals, beginning in 1989, Mr. Irwin served as a vice president of sales and marketing and general manager of Helsneva Labs, a division of Pantron I Corp., a privately held consumer products company. Mr. Irwin served as the Chief Executive Officer and a Director of HealthZone.com, the Company's e-commerce subsidiary in 1999 and rejoined the Company as the Chief Executive Officer and President in March 2000.

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

    Mr. Herm Rosenman. Mr. Rosenman joined the Company on May 27, 2000. He was formerly President and Chief Executive of several companies including, among others, Primedex Health Systems, Inc. and Bikers Dream, Inc. He was also Chief Financial Officer at Rexene Corp., a Fortune 1000 company, and a partner for many years at Coopers & Lybrand (currently known as PricewaterhouseCoopers LLP). Mr. Rosenman, who received his undergraduate degree from Pace University and his MBA from The Wharton School, serves as a director on two private company Boards.

    Mr. Christof Ballin. Mr. Christof Ballin became a director on March 12, 2000. He graduated from California State University Fullerton with a Bachelor of Arts degree in International Business. He has over 10 years of management experience within the healthcare field and is a former Managing Director, South East Asia, of Allergan, Inc., which is a U.S. Fortune 500 Specialty Healthcare Company. Mr. Ballin is currently the Chairman and CEO of the American Academy of Nutrition, College of Nutrition which is a Nationally Accredited Distance Education College focused on the field of Nutrition. In May 2000, Mr. Ballin was appointed President of the company. On January 4, 2001, Mr. Ballin announced his resignation as President and a director of the Company, effective January 19, 2001.

    Mr. Martin A. Sumichrast. Mr. Sumichrast became a director on March 12, 2000. He is the co-founder, Chairman of the Board, Chief Executive Officer and President of Global Capital Partners, Inc. Mr. Sumichrast has held various positions at Global Capital Partners, Inc. since its inception in 1993. Mr. Sumichrast is a Director of EBI Securities Corporation and Chairman of MoneyZone.com.

    Mr. Louis Mancini. Mr. Mancini served as the President and COO, then as CEO from October 1998 to March 12, 2000. Mr. Mancini was previously President and CEO of General Nutrition Centers, where he had served in various capacities for over 21 years. Since 1995, Mr. Mancini has been a director of Sports Club, Inc.

    Mr. James Jeffs. Mr. Jeffs is the Managing Director of the Whittier Trust Company, an investment management firm based in Pasadena, California. Prior to joining the Whittier Trust Company, Mr. Jeffs created the private capital management division at Trust Services of America (TSA) served as its Chief Investment Officer and President of TSA Capital Management.

    Mr. Jonathon Diamond. Mr. Diamond has served as the Chairman and Managing Partner of J. Diamond Group, L.P., a media entertainment investment partnership from January 1993 through June 1995, and as Vice Chairman of N2K Inc., a media and entertainment company from June 1995 to March 1999. Mr. Diamond is currently the Chairman of CDNow, a media entertainment company and a successor by way of merger of N2K Inc., a position he has held since March 1999.

    Mr. Thomas Aarts. Mr. Aarts is Co-Founder and President of Nutrition Business International (NBI) and Executive Editor of Nutrition Business Journal. Prior to starting NBI, he was Director of New Ventures and a project manager for Environmental Business International (EBI). Prior to coming to EBI, Mr. Aarts was an assistant to the CEO of Browning-Ferris Industries and also worked for Mercer Management Consulting and for Johnson & Johnson.

    R. Lindsey Duncan. Mr. Duncan is the founder of 4Health and is a nutritionist certified by the National Institute of Nutritional Education, an industry accrediting body. Since 1993, Mr. Duncan has been the President, Chief Executive Officer, and Chairman of the Board of 4Health, Inc. Since the mid-1980s, he has owned, operated, and been the principal nutritionist of Home Nutrition Clinic, Santa

Monica, California. In January 1988, Mr. Duncan began formulating his own nutritional supplements and in 1993, he organized 4health, Inc. (a California corporation and a predecessor to the Company.) Mr. Duncan is a member of the National Nutritional Foods Association, the American Herbal Products Association, and the Herb Research Foundation.

    Ms. Rebecca Pearman. Ms. Pearman has worked for Omni Nutraceuticals or a predecessor or an affiliated business for at least the last five years. She served as General Manager for Irwin Naturals from its inception in 1994 until leaving for the UK in 1996 to start Applied Nutrition, UK LLC, a division of Irwin Naturals. She returned to the US in 1997 to become Vice President of the Applied Nutrition Division of Irwin Naturals. In 2000, Ms. Pearman became General Manager/VP operations of American Brand Labs, a company owned by an affiliate. On February 1, 2001, Ms. Pearman was named President of the Irwin Naturals Division of the Company.

    The Board of Directors met 19 times during 1999 for regular Board of Directors meetings. All directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held while they were members and (ii) the total number of meetings held by all Committees of the Board of Directors on which they served as members. In addition, on several occasions, the Board of Directors gave their unanimous written consent on issues involving normal corporate business. The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee, and the Long-Term Stock Incentive Plan Administration Committee ("LTSIP Administration Committee"). During 1999, the Audit Committee and the LTSIP Administration Committee were composed of Messrs. Diamond and Jeffs. The Audit and LTSIP Administration Committees did not meet during 1999, the functions of such committees being performed by the Board of Directors as a whole. The LTSIP Administration Committee is responsible for overseeing the Company's Long-Term Stock Incentive Plan (the "LTSIP") including, subject to the express terms of the LTSIP, making awards, interpreting the LTSIP, amending and rescinding rules and other duties related to the proper implementation of the LTSIP. During 1999, the Compensation Committee was composed of Messrs. Duncan and Irwin. The Compensation Committee met once in 1999. The primary responsibility of the Compensation Committee is to establish and review the compensation policies of the Company, including those for executives. During 1999, the Company did not have a nominating committee, the functions of such a committee being performed by the Board of Directors as a whole.

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

    Directors do not receive compensation for attending meetings of the Board of Directors. Directors are reimbursed for their reasonable travel and lodging expenses incurred in attending meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

    The following table shows, for the years ended December 31, 1999, 1998 and 1997 the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to Company's four most highly compensated executive officers (the "Named Individuals") during 1999:

	SUMMARY COMPENSATION TABLE
	Long Term Compensation
					Awards		Payouts
	Annual Compensation
					Restricted Stock Award	Securities Underlying Options	LTSIP Payouts	All Other Compensation
Name and Position	Year	Salary	Bonus	Other
R. Lindsey Duncan (2)	1999	$225,000	$50,000	$0	0	0	$0	$0
	1998	192,219	0	0	0	50,000	0	0
	1997	150,000	0	0	0	401,252	0	0
Klee Irwin (1)	1999	259,808	0	0	0	0	0	0
	1998	455,000	0	0	0	50,000	0	0
	1997	0	0	0	0	0	0	0
Louis Mancini (3)	1999	284,615	0	350,000	0	1,600,000	0	0
	1998	48,077	0	0	0	0	0	0
Rockwell Schutjer (4)	1999	51,923	0	0	0	0	0	0
	1998	122,163	0	0	0	0	0	0
	1997	80,000	0	0	0	0	0	0
	1996	80,000	0	0	0	132,500	0	0

(1)	Mr. Irwin's employment ceased on April 20, 1999, and his options have expired unexercised.
(2)	Mr. Duncan's options remain exercisable subject to the terms of the Withdrawal Agreement.
(3)	Mr. Mancini's options were cancelled pursuant to the Termination Agreement.
(4)	Mr. Schutjer's employment with Omni Nutraceuticals ceased on July 15, 1999. Mr. Schutjer's options have expired unexercised.

OPTION GRANTS

    The following table presents information with respect to the Named Individuals concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999.

Individual Grants

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% Total Options/ SARS Granted to Employees in Fiscal Year
	Number of Securities Underlying Options/SARS Granted
				Stock Price on Grant Date
			Exercise Price		Expiration Date
						0%	5%	10%
R. Lindsey Duncan	550,000	—	$2.00	$2.00	6/30/03	—	—	—

OPTION EXERCISES AND HOLDINGS

    The following table presents information with respect to the Named Individuals concerning the exercise of options during 1999 and unexercised options held as of February 15, 2000:

			Number of Unexercised In-The-Money Options at December 31, 1999 (1)
					Value of Unexercised Options at December 31, 1999
	Shares Exercised (#)	Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Lindsey Duncan	0	$0	1,003,029	33,334	$0	$0

(1)	Based on the closing market price of $1.125 per share for the Company's Common Stock as of December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    R. Lindsey Duncan, and Klee Irwin, the Company's current Chief Executive Officer, served on the Compensation Committee of the Board of Directors during 1999.

EMPLOYMENT AGREEMENTS

    Upon the consummation of the Merger, both Mr. R. Lindsey Duncan and Mr. Klee Irwin entered into substantially similar three-year employment agreements with Omni Nutraceuticals. In 1999, Mr. Duncan was employed as Chairman of the Board and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin was employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position until April 20, 1999. On that date, Mr. Irwin resigned, as Chief Executive Officer of Omni Nutraceuticals and his employment agreement was terminated effective April 20, 1999. In connection with his resignation the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, the Company's wholly owned e-commence subsidiary. In October 1998 (as revised in June 1999), Omni Nutraceuticals entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

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

    Under his terminated employment agreement Mr. Irwin received an annual salary of $350,000 and the right to the same annual bonus and to participate in the same retirement and welfare, benefit, fringe, perquisite and other plans and programs as Mr. Duncan. All of the Employment Agreements have been terminated. See "Item 13. Certain Relationships and Related Transactions—Irwin Settlement Agreement" and "Recent Changes in Management" below.

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

    At the Board Meeting, the Board also authorized the termination of that certain Settlement Agreement dated October 8, 1999, by and among the Company and Mr. And Mrs. Klee Irwin, and the ancillary agreements executed and delivered by the Company in connection therewith. See Item 13 "Certain Relationships and Related Transactions."

    By letter dated April 10, 2000, Mr. Martin Sumichrast resigned, for personal reasons, as a director of the Company. Mr. Sumichrast did not resign because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices or otherwise any other matter required to be disclosed.

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

Name and Address of Beneficial Owner Principal Shareholder	Shares Beneficially Owned	Percent
R. Lindsey Duncan 1750 Chastain Pkwy, Pacific Palisades, CA 90066 (1) (2) (3) (4)	5,806,369	20.1%
Klee and Margareth Irwin 7825 Veragua Drive, Playa del Rey, CA 90293	14,688,335	43.5%
Directors and Executive Officers
Klee Irwin (5)	See Above
Louis Mancini (2)(7)	0
Christof Ballin (6)	75,000	*
Martin Sumichrast (6)	0	*
Jonathan Diamond	25,000	*
Santos Panzarella	25,000	*
Andrew Vollero (3)	25,000	*

All Directors and Officers As A Group	20,644,704	71.4%

*	Less than 1%

(1)	Includes 405,439 shares of Common Stock owned by Cheryl Duncan, Mr. Duncan's wife. Mr. Duncan disclaims ownership of such shares.
(2)	Options have been cancelled pursuant to Termination Agreement.
(3)
Became a director of Omni Nutraceuticals effective October 8, 1999. In addition, Mr. Vollero may be deemed to be the beneficial owner of 5,806,369 shares of common stock registered in the names of R. Lindsey Duncan and Cheryl Wheeler over which Mr. Vollero exercises an irrevocable proxy.
(4)	Served as an executive officer of Omni Nutraceuticals during 1999 and appears in the Summary Compensation Table. Resigned effective March 12, 2000.
(5)	Resigned as an officer of Omni Nutraceuticals effective April 20, 1999. Became Chief Executive Officer of the Company on March 12, 2000.
(6)	Became a director on March 12, 2000. Includes options that are presently exercisable.
(7)	Served as an executive officer during 1999 and appears in the Summary Compensation Table. His employment was terminated effective March 12, 2000.

Other Beneficial Owners

    The following persons are known to the Company as the investors in the Series A Convertible Preferred Stock. Their beneficial interest in the common stock of the Company, computed based on conversion of their holdings of preferred stock into common stock at last reported sales transaction on the close of the market on November 22, 2000 is shown below. The company has no knowledge regarding whether these persons have filed Form 13(d) reporting their respective stock holdings in the Company.

	Shares Beneficially Owned	% of Total
Alborz Select Opportunities Fund (1)	2,977,777	7.1
Bond Street Partners Limited (2)	744,444	1.8
Onkar Holdings, Inc. (3)	1,488,889	3.6
Christian Sidnaoue (4)	148,889.4
Bank Insignor de Beaufort, N.V. (2)	744,444	1.8
Spiga, Ltd. (5)	1,191,111	2.8
Magic Investments (6)	223,334.6
Lina Abballe (7)	1,116,666	2.7
Eagle Securities Intl., Inc. (4)	148,889.4
Euro Asset Management (4)	148,889.4

(1)	includes 200,000 warrant shares
(2)	includes 50,000 warrant shares
(3)	includes 100,000 warrant shares
(4)	includes 10,000 warrant shares
(5)	includes 80,000 warrant shares
(6)	includes 15,000 warrant shares
(7)	includes 75,000 warrant shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    In June and October 1998, the Company entered into employment agreements with the former Chairman of the Board, current Chief Executive Officer and former Chief Executive Officer and President (see Note 12 of Notes to Financial Statements). All such employment agreements have been terminated.

    On October 8, 1999, the Company and Mr. Klee Irwin entered into a settlement agreement (the "Settlement Agreement') in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin. Among the principal terms of the settlement were the following:

    (a) The Company agreed to provide Mr. Irwin with the following severance benefits: (a) a monthly payment in the same amount that he received under his former employment agreement, for the period commencing October 1, 1999 until the earlier of (i) April 16, 2000 or (ii) the sale, merger, bankruptcy or other transaction involving HealthZone.com which results in HealthZone.com being capitalized at more than $1,700,000; (b) continued coverage for Mr. Irwin and members of his immediate family under the Company's health insurance plans, and (c) the continued provision of an automobile until November 22, 1999.

    (b) Mr. Irwin agreed to assume the defense of a claim asserted by the former shareholders of Health and Vitamin Express, Inc. ("HVE"), a company acquired by HealthZone.com in February 1999, and in connection therewith agreed to indemnify the Company from any liability associated therewith except that the Company agreed to issue up to 363,636 shares of common stock to the former HVE shareholders in settlement of their claim.

    (c) Mr. Irwin agreed to reimburse the Company for any excess tax payments made on his and his wife's behalf since October 17, 1997 attributable to all periods prior to the merger of Irwin Naturals with and into 4Health, Inc.

    (d) Mr. Irwin agreed to fund substantially all the net operating losses of HealthZone.com pending its spin-off or sale by means of purchases of shares of HealthZone.com common stock at a price per share based upon a base valuation (as adjusted) for HealthZone.com of $3,500,000, until at least $280,000 in aggregate common stock purchases have been made, after which such price per share shall be based upon the greater of such base valuation (as adjusted) or HealthZone.com's then market value.

    (e) Mr. Irwin agreed that he would guarantee a market value for the Company's ownership interest in HealthZone.com of $2.3 million as of one year after a spin-off of HealthZone.com or October 8, 2001, and further agreed that he would place in escrow 1,022,222 shares of his common stock as security for such guarantee at such time as the Company first filed a registration statement with the Securities and Exchange Commission relating to the proposed spin-off of HealthZone.com.

    (f)  The Company, HealthZone.com and Mr. Irwin entered into a Tax Allocation and Indemnification Agreement pursuant to which the Company and HealthZone.com allocated certain tax liabilities and attributes between themselves and HealthZone.com indemnified the Company for any liability associated with the spin-off not qualifying as a tax free transaction under Section 355 of the Internal Revenue Code of 1986, as amended, with Mr. Irwin guaranteeing HealthZone.com's indemnification obligation in the event of its bankruptcy.

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

    (h) The Company granted Mr. Irwin a "call" option on the Company's shares of HealthZone.com for the greater of $2.3 million or HealthZone.com's market value commencing March 31, 2000 if the spin-off is not consummated before then.

    (i)  Mr. Irwin granted the Company a "put" option on its shares of HealthZone.com for $2.3 million commencing June 1, 2000 if the spin-off is not consummated before then or the Company's shares of HealthZone.com are not sold for at least $2,300,000.

    (j)  The Company agreed to bear the first $100,000 in expenses incurred by the Company attributable to the spin-off and HealthZone.com agreed to bear all documented and reasonable costs and expenses incurred by the Company in excess of such $100,000 payment of such excess costs to be personally guaranteed by Mr. Irwin.

    On or about the date of the Settlement, Mr. Irwin made a capital contribution of approximately $410,000, and returned 941,436 shares of Omni Nutraceutical common stock to the Company. The Company has set aside 363,363 of these shares to be issued, if necessary, to the former owners of HVE, and the remainder will be reflected as treasury stock.

    In connection with the settlement, Mr. Irwin and Omni's chairman R. Lindsey Duncan, who together own approximately 74% of the outstanding shares of voting capital stock of Omni, each entered into a five-year voting agreement pursuant to which Mr. Irwin has agreed to certain stand-still provisions and he and Mr. Duncan have agreed to vote their respective shares of Omni common stock frothier respective nominees for Class I and II directors and the candidate for Class III director nominated by the two Class II directors.

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
(3)	Exhibits. See Exhibit Index below this Form 10-K.
(4)	Form 8-K dated April 14, 2000 regarding the issuance of equity securities to American Equities LLP and Corporate Financial Enterprises, Inc.
(5)	Form 8-K dated April 14, 2000 regarding changes in management and other issues.
(6)	On August 8, 2000, the Company filed a Form 8-K regarding its engagement of Rabobank to explore strategic alternatives for the Company.
(7)
On November 2, 2000, the Company filed a Form 8-K indicating it was in the process of finalizing adjustments that had an estimated cumulative impact approximating $3 million, and which it believed would result in restatement of previously filed documents.
(8)	On October 3, 2000, the Company filed a From 8-K regarding the completion, on October 27, 2000, of a private placement of its newly- created Series A Convertible Preferred Stock.
(9)
On November 6, 2000, the Company filed a Form 8-K regarding Waiver and Amendment No. 4 to Secured Credit Agreement, which further amended the terms of the Company's term debt and revolving credit agreement.
(10)	On November 13, 2000, the Company filed a Form 8-K regarding the halt of trading in the Company's common stock on the Nasdaq Stock Market.
(11)	On November 17, 2000, the Company filed a Form 8-K regarding the delisting from the Nasdaq National Market System of the Company's common stock.

EXHIBIT INDEX

Exhibit #	Sec Ref. #	Title of Document	Location
Item 2.		Plan of Acquisition, Reorganization, Liquidation, or Succession
2.01	2	Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc., and Surgical Technologies, Inc. as amended June 4, 1996	Incorporated by Reference (4)
2.04	2	Amended and Restated Agreement and Plan of Merger dated December 24, 1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin Naturals as amended April 2, 1998	Incorporated by Reference (7)
2.05	2	Agreement to Purchase Asset of Inholtra Naturals Limited	Incorporated by Reference (17)
2.06	2	Agreement & Plan of Merger with Health & Vitamin Express Inc. ("HVE")	Incorporated by Reference (17)
Item 3.		Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation of Surgical Subsidiary, Inc., a Utah Corporation now known as Surgical Technologies, Inc. Irwin Naturals/4Health, Inc.	Incorporated by Reference (5)
3.02	3	Articles of Merger and related Plan of Merger	Incorporated by Reference (5)
3.03	3	Bylaws	Incorporated by Reference (5)
3.04	3	Articles of Merger and related Plan of Merger	Incorporated by Reference (4)
3.05	3	Form of Articles of Merger and related Plan of Merger	Incorporated by Reference (7)
3.06	3	Bylaws—Change to By-Laws Eliminating Executive Committee Approved by Shareholders in December 1999	Incorporated by Reference to Proxy Statement(15)
3.07	3	Form of Articles of Merger and related Plan of Merger Amendment to Articles Changing Name and Authorizing the Series A Preferred Stock	Incorporated by Reference to 8K(14)
Item 4.		Instruments Defining the Rights of Security Holders
4.01	4	Form of Warrant Agreement between 4Health, Inc. and Zions First National Bank with related form of Warrant	Incorporated by Reference (4)
4.02	4	Form of Sale Restriction Agreement respecting shareholders of both Surgical Technologies, Inc., and 4Health, Inc.	Incorporated by Reference (4)
4.03	4	Form of Consent, Approval, and Irrevocable Proxy respecting certain Surgical stockholders with related schedule	Incorporated by Reference (4)

4.04	4	Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health stockholders with related schedule	Incorporated by Reference (4)
4.05	4	Specimen Common Stock Certificate	Incorporated by Reference (4)
4.06	4	Specimen Warrant Certificate	Incorporated by Reference (4)
4.07	4	Warrant certificates between 4Health and Allen & Company Incorporated dated April 15, 1997	Incorporated by Reference (6)
4.08	4	Warrant certificates between American Equities and Corporate Financial Enterprises	Incorporated by Reference (6)
4.09		Registration Rights Agreements with American Equities and Corporate Financial Enterprises	Incorporated by Reference (4)
4.10		Lindsey Duncan Withdrawal Agreement	Incorporated by Reference (4)
4.11		Voting Agreement Between Lindsey Duncan and Klee Irwin	Incorporated by Reference (4)
Item 5.		Other Items
5.01	5	Summary of Revolving Line of Credit Agreement between 4Health and Norwest Business Credit, Inc.	Incorporated by Reference (1)
Item 10.		Material Contracts
10.01	10	1996 Long-Term Stock Incentive Plan	Incorporated by Reference (4)
10.02	10	Form of Option granted to Rockwell D. Schutjer	Incorporated by Reference (4)
10.03	10	Form of Proprietary Information, Inventions, and Non-Competition Agreement between 4Health and R. Lindsey Duncan	Incorporated by Reference (4)
10.04	10	Form of Employment Agreement between the Surviving Corporation and Rockwell Schutjer	Incorporated by Reference (4)
10.05	10	Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of $1,350,000 due Standard Insurance Company	Incorporated by Reference (3)
10.06	10	Form of Non-Negotiable Promissory Note	Incorporated by Reference (7)
10.07	10	Promissory Note to issued into Inholtra Naturals Limited	*
10.10	10	Settlement Agreement; Indemnity Agreement with Lindsey Duncan; Lou Mancini Termination Agreement; Andrew Vollero, Jr. Stock Option Agreement	Incorporated by Reference (18)

10.11	10	Indemnity Agreement with Klee Irwin dated April 19, 1999	Incorporated by Reference (10)
10.12	10	Secured Credit Agreement by and among Irwin Naturals4Health, Inc as Borrower, and First Source Financial LLP, as Agent and Lender dated as of June 10, 1999	Incorporated by Reference (11)
10.13	10	Settlement Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc, and Klee Irwin	Incorporated by Reference (12)
10.14	10	Tax Indemnification and Allocation Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc and Klee Irwin	Incorporated by Reference (12)
10.15	10	Voting Agreement dated October 8, 19999 by and among Klee Irwin and Margareth Irwin and R. Lindsey Duncan	Incorporated by Reference (12)
10.16	10	Escrow Agreement dated October 8, 1999 by and among Klee Irwin, Wells Fargo Bank as the Escrow Agent and Omni Nutraceuticals.	Incorporated by Reference 912)
10.17	10	Amendment No.1 to Settlement Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc. and Klee Irwin	Incorporated by Reference (14)
10.18	10	Consulting Agreement by and between Omni Nutraceuticals, Inc. and corporate financial Enterprises, Inc dated as of January 24, 2000	Incorporated by Reference (14)
10.19	10	Consulting Agreement by and between Omni Nutraceuticals, Inc. and Montfort Investements dated as of January 24, 2000	Incorporated by Reference (14)
10.20	10	Lock up Agreement by Klee Irwin and R. Lindsey Duncan	Incorporated by Reference (14)
10.21	10	Indemnity Agreement between Omni Nutraceuticals, Inc. and Reid Breitman	Incorporated by Reference (14)
10.22	10	Agreement dated March 11, 20000 among the company, R. Lindsey Duncan and Cheryl Wheeler	Incorporated by Reference (15)
10.23	10	Indemnity Agreement dated March 11, 20000 between the Company and R. Lindsey Duncan	Incorporated by Reference (15)
10.24	10	Term Sheet dated March 11, 22000 between the Company and American Equities, LLC	Incorporated by Reference (15)
10.25	10	Registration Rights Agreement dated March 11, 2000 among the Company, R. Lindsey Duncan and Cheryl Wheeler	Incorporated by Reference (15)
10.26	10	Consulting Agreement between the Company and Liviakis Financial Communications, Inc.	Incorporated by Reference (15)
10.27	10	Termination Agreement between the company and Louis Mancini	Incorporated by Reference (15)
Item 20.		Other Documents or Statements to Security Holders

20.01	20	Notice of change of transfer and warrant agent	Incorporated by Reference (2)
Item 23.
23	23	Consent of Independent Public Accountant	This filing

(1)	Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.
(2)	Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
(3)	Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
(4)	Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
(5)	Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
(6)	Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
(7)	Proxy Statement of 4Health, Inc. dated June, 1998.
(8)	Incorporated by reference from Irwin Naturals/4/Health Annual Report on Form 10-K for the year ended December 31, 1998.
(9)	Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1998.
(10)	Incorporated by reference from the Company's report on Form 8-K filed on June 7, 1999.
(11)	Incorporated by reference from the Company's report on Form 8-K filed on July 22, 1999.
(12)	Incorporated by reference from the Company's report on Form 8-K filed on October 28, 1999.
(13)	Incorporated by reference from the Company's proxy statement filed on December 10, 1999.
(14)	Incorporated by reference from the Company's report on Form 8-K filed on January 31, 2000.
(15)	Incorporated by reference from the Company's report on Form 8-K filed on April 14, 2000.
(16)	Incorporated by reference from the Company's report on Form 10-K filed for December 31, 1999.
(17)	Incorporated by reference from the Company's report on Form 10-K/A, dated August 20, 1999, for the year ended December 31, 1998.
(18)	Incorporated by reference from the Company's report on Form 8-K date August 25, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omni Nutraceuticals, Inc.:

    We have audited the accompanying consolidated balance sheets, as restated (see Note 2), of Omni Nutraceuticals, Inc. (a Utah corporation) and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' investment and cash flows, as restated (see Note 2), for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, for the year ended December 31, 1999, the Company incurred a loss from operations of $10,500,000, and at December 31, 1999, the Company had a working capital deficit of $8,558,000 and a retained deficit of $19,748,000 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
April 12, 2000
(except for the matters discussed
in Note 2, as to which the
date is February 16, 2001)

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 1999	December 31, 1998
	(as Restated, see Note 2)
ASSETS
CURRENT ASSETS
Cash	$—	$426,000
Accounts receivable, net of reserves and allowances of $3,460,000 at 1999 and $1,131,000 at 1998	2,685,000	6,023,000
Inventories	7,869,000	2,855,000
Prepaid expenses and other	539,000	290,000
Current portion of receivables from officers and shareholders	—	497,000
Current portion of note receivable	11,000	99,000

Total Current Assets	11,104,000	10,190,000

Building held for sale	—	1,521,000
Property and equipment, net	1,516,000	627,000
Trademarks, net of accumulated amortization of $726,000 at 1999 and $13,000 at 1998	12,798,000	99,000
Intangibles, net of accumulated amortization of $307,000 at 1998	—	420,000
Goodwill, net of accumulated amortization of $484,000 at 1999	2,422,000	—
Finance fees, net of accumulated amortization of $110,000 at 1999	934,000	—
Other assets	320,000	55,000
Receivables from officers and shareholder, net of current portion	—	175,000
Note receivable, net of current portion	439,000	—

	$29,533,000	$13,087,000

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Cash overdraft	$165,000	$—
Accounts payable	7,176,000	2,637,000
Accrued liabilities	2,875,000	942,000
Line of credit	6,436,000	1,000,000
Current portion of term loan	2,332,000	—
Current portion of notes payable	176,000	328,000
Income taxes payable	52,000	438,000
Customer deposits	450,000	450,000

Total current liabilities	19,662,000	5,795,000

Term loan, net of current portion	10,085,000	—
Notes payable, net of current portion	102,000	1,423,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT
Shares issuable under legal settlement	1,200,000	—
Preferred stock; $1 par value; 5,000,000 shares authorized; Issued and outstanding, none	—	—
Common Stock; $.01 par value; 50,000,000 shares authorized; Issued—27,352,009 at 1999 and 27,857,139 at 1998; Outstanding—27,261,119 at 1999 and 27,766,249 at 1998	274,000	279,000
Additional paid-in capital	18,008,000	14,333,000
Treasury stock, 90,890 shares at cost	(50,000)	(50,000)
Retained deficit	(19,748,000)	(8,693,000)

	(316,000)	5,869,000

	$29,533,000	$13,087,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999

	1999	1998	1997
	(as Restated, see Note 2)
Net Sales	$31,217,000	$30,547,000	$29,353,000
Cost of Sales	16,200,000	12,540,000	13,303,000

Gross profit	15,017,000	18,007,000	16,050,000

Costs and Expenses:
Selling, general and administrative	23,927,000	16,180,000	17,486,000
Loss on write-off of intangibles	390,000	—	—
Loss on write-off of goodwill	—	—	3,202,000
Legal settlement	1,200,000	—	—

	25,517,000	16,180,000	20,688,000

Income (loss) from operations	(10,500,000)	1,827,000	(4,638,000)

Other Income (Expense):
Interest income	32,000	10,000	52,000
Interest expense	(1,339,000)	(163,000)	(167,000)
Other	478,000	(56,000)	36,000

	(829,000)	(209,000)	(79,000)

Income (loss) before provision (benefit) for income taxes	(11,329,000)	1,618,000	(4,717,000)
Provision (benefit) for income taxes	(274,000)	600,000	—

Net income (loss)	$(11,055,000)	$1,018,000	$(4,717,000)

Pro forma for Merger (see note 12):
Income (loss) before provision for income taxes		1,618,000	(4,717,000)
Pro forma provision for income taxes (unaudited)	N/A	1,345,000	765,000

Pro forma net income (loss) (unaudited)	N/A	$273,000	$(5,482,000)

Earnings (loss) per common share
Basic—historical	$(0 .39)	$0.04	$(0.17)
Diluted—historical	$(0.39)	$0.04	$(0.17)
Basic—pro forma	N/A	$0.01	$(0.20)
Diluted—pro forma	N/A	$0.01	$(0.20)
Weighted Average Shares Outstanding
Basic—historical	28,177,000	27,747,000	27,365,000
Diluted—historical	28,177,000	28,221,000	27,365,000
Basic—pro forma	N/A	27,747,000	27,365,000
Basic—pro forma	N/A	28,221,000	27,365,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

	Shares Issuable Under Legal Settlement	Common Stock			Treasury Stock
				Additional Paid in Capital
		Shares	Amount		Shares	Amount	Retained Deficit	Total
BALANCE, December 31, 1996	$—	27,210,374	$272,000	$11,235,000	90,890	$(50,000)	$(1,201,000)	$10,256,000
Issuance of common stock in connection with exercise of stock options	—	108,424	1,000	151,000	—	—	—	152,000
Compensation expense incurred in connection with warrants issued for investment banking services	—	—	—	275,000	—	—	—	275,000
Distributions	—	—	—	—	—	—	(579,000)	(579,000)
Issuance of common stock to old 4Health Shareholders pursuant to a realignment of equity interests	—	500,000	5,000	(5,000)	—	——	—
Net loss	—	—	—	—	—	—	(4,717,000)	(4,717,000)

BALANCE, December 31, 1997	—	27,818,798	278,000	11,656,000	90,890	(50,000)	(6,497,000)	5,387,000
Issuance of common stock in connection with exercise of stock options	—	38,341	1,000	172,000	—	—	—	173,000
Compensation expense incurred in connection with issuance of stock options	—	—	—	6,000	—	—	—	6,000
Compensation expense incurred in connection with warrants issued for investment banking services	—	—	—	388,000	—	—	—	388,000
Distributions	—	—	—	—	—	—	(1,103,000)	(1,103,000)
Effect of Irwin Naturals termination of its "S" Corporation election	—	—	—	2,111,000	—	—	(2,111,000)	—
Net income	—	—	—	—	—	—	1,018,000	1,018,000

BALANCE, December 31, 1998	—	27,857,139	279,000	14,333,000	90,890	(50,000)	(8,693,000)	5,869,000
Issuance of common stock in connection with HVE acquisition	—	363,636	4,000	2,269,000	—	—	—	2,273,000
Issuance of common stock in connection with exercise of stock options	—	19,670	—	85,000	—	—	—	85,000
Issuance of common stock for services	—	53,000	1,000	174,000	—	—	—	175,000
Compensation expense incurred in connection with with issuance of warrants and options for services	—	—	—	832,000	—	—	—	832,000
363,636 shares issuable under legal settlement (see Note 13)	1,200,000	—	—	—	—	—	—	1,200,000
Capital contribution and return of shares (see Note 14)	—	(941,436)	(10,000)	315,000	—	—	—	305,000
Net loss (as Restated, see Note 2)	—	—	—	—	—	—	(11,055,000)	(11,055,000)

BALANCE, December 31, 1999, (as Restated, see Note 2)	$1,200,000	27,352,009	$274,000	$18,008,000	90,890	$(50,000)	$(19,748,000)	$(316,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

	1999	1998	1997
	(as Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,055,000)	$1,018,000	$(4,717,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,892,000	550,000	557,000
Provision for reserves and allowances	3,450,000	2,116,000	2,549,000
(Gain) loss on disposal of building, property and equipment	(478,000)	10,000	99,000
Loss on write-off of intangibles	390,000	—	—
Loss on write-off of goodwill	—	—	3,202,000
Legal settlement	1,200,000	—	—
Issuance of warrants and options as compensation for services	832,000	394,000	275,000
Issuance of common stock for services	175,000	—	—
Write-off of notes receivable	389,000	—	—
(Increase) decrease in:
Accounts receivable	(112,000)	(3,239,000)	(3,559,000)
Inventory	(5,014,000)	(693,000)	850,000
Prepaid and other	(405,000)	119,000	(122,000)
Increase (decrease) in:
Cash overdraft	165,000	—	—
Accounts payable	4,539,000	583,000	132,000
Accrued liabilities	1,933,000	(375,000)	68,000
Income taxes payable	(386,000)	377,000	(682,000)
Deferred income taxes	—	184,000	125,000

Net cash provided by (used in) operating activities	(2,485,000)	1,044,000	(1,223,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,396,000)	(350,000)	(216,000)
Net proceeds from disposition of building, property and equipment	494,000	—	1,000
Net cash paid for purchase of Inholtra and HVE	(13,493,000)	—	—
Collection of note receivable	68,000	14,000	269,000
Other assets	(265,000)	—	—
Receivables from officers and shareholders	322,000	(672,000)	96,000

Net cash provided by (used in) investing activities	(14,270,000)	(1,008,000)	150,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	85,000	173,000	152,000
Net borrowings under line of credit	5,436,000	259,000	741,000
Borrowings under term loan	13,000,000	—	—
Payments under term loan	(583,000)	—	—
Borrowings under notes payable	10,000,000	592,000	1,350,000
Repayments of notes payable	(10,870,000)	(168,000)	(1,322,000)

Costs incurred with financing	(1,044,000)	—	—
Capital contribution from shareholder	305,000	—	—
Distributions to shareholders	—	(1,103,000)	(579,000)

Net cash provided by (used in) financing activities	16,329,000	(247,000)	342,000

Net (decrease) in cash	(426,000)	(211,000)	(731,000)
Cash at beginning of year	426,000	637,000	1,368,000

Cash at end of year	$—	$426,000	$637,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	1999	1998	1997
Cash paid during the year for:
Interest	$1,326,000	$148,000	$133,000
Income taxes	$40,000	$24,000	$291,000

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

OMNI NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1. BUSINESSES AND LIQUIDITY/GOING CONCERN

Business and Organization

    Omni Nutraceuticals, Inc. (the "Company" "Omni") is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores, and via the Internet.

    Omni is a Utah corporation, and was formerly known as Irwin Naturals/4Health Inc, which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("Irwin Naturals") consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests, 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals. The accompanying financial statements for 1998 and 1997 have been restated to include the financial position and results of operations for both companies as if the Merger was consummated at the beginning of all periods presented. In August 1999, the Company changed its name to Omni Nutraceuticals, Inc. On March 21, 2000, the Company announced it intended to change its name to HealthZone.com.

    Net sales and net income (loss) of the combining companies for 1998 and 1997 are as follows (individual line items, other than the totals, for the year ended December 31, 1998 are unaudited):

	December 31, 1998	December 31, 1997
Net Sales
4Health (pre-merger)	$6,373,000	$12,432,000
Irwin Naturals (pre-merger)	9,291,000	16,921,000
Irwin Naturals/4Health (post-merger)	14,883,000	—

Total	$30,547,000	$29,353,000

Net Income (Loss):
4Health (pre-merger)	$(900,000)	$(6,629,000)
Irwin Naturals (pre-merger)	1,070,000	1,912,000
Irwin Naturals/4Health (post-merger)	848,000	—

Total	$1,018,000	$(4,717,000)

Liquidity/Going Concern

    The Company has incurred losses from operations in two of the last three years. For the year ended December 31, 1999, the Company incurred a loss from operations of $10,500,000, and at December 31, 1999, the Company had a working capital deficit of $8,558,000 and a retained deficit of $19,748,000 that raise substantial doubt about its ability to continue as a going concern. In addition, the Company used cash in operations of $2,485,000 and used cash for investing activities, primarily acquisitions, of $14,270,000. The Company had net cash outflows in each of the last three years. Due to the Company's operating losses, a large portion of the trade accounts payable is past due at December 31, 1999. The Company had a cash overdraft of $165,000 at December 31, 1999. Further, availability under the Company's line of credit is limited. At December 31, 1999, the Company had $6,436,000 outstanding out of a maximum of $7,000,000 under the facility.

    Management's plans in regard to these items include the following:

  •
  The Company raised $3,000,000 via a private placement in January 2000 (see Note 17)

  •
  The Company raised $2,100,000 via a private placement in March 2000 (see Note 17)

  •
  The Company has a commitment from the January 2000 investor to provide an additional $2,000,000 in private placement funding contingent on the Company achieving certain sales benchmarks for the first two quarters of 2000 (see Note 17)

  •
  The Company is currently negotiating to raise an additional $15 million via a private placement with a plan to pay off the Term Loan with the proceeds

  •
  The Company has received a waiver from its credit facility lender for violations of certain covenants included in the loan agreement (see Note 9)

  •
  The Company has reduced portions of its fixed overhead expenses, including executive salary reductions of $1,300,000

  •
  Management has revised its marketing strategy and plans to reduce advertising expenditures

  •
  Management intends to focus additional efforts toward developing its e-commerce operations to generate additional revenues

    There are no assurances that the capital already raised by the Company in conjunction with the expense reductions will be sufficient to fund the Company's operations through 2000. In addition, there are no assurances that the Company will be able to successfully achieve the sales benchmarks necessary to raise the additional $2,000,000 or successfully raise other additional private placement funds. Further, there is no assurance that management will be able to successfully enter the e-commerce marketplace. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  RESTATEMENT OF 1999 FINANCIAL STATEMENTS

    Starting in July 2000, one of the Company's large customers started deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced. In August 2000, the Company launched an investigation of its 1999 and 2000 sales practices and determined that sales to certain customers were made with rights of return and "guarantees" of sell-through to consumers. As part of its investigation, substantially all of the customer deductions taken in 2000 were reviewed and it was determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000 prior to the original issuance of the Company's 1999 financial statements. Substantially all of these arrangements were previously unknown to the current management team.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 1999. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions related to 1999 sales were granted early in 2000, prior to the original issuance of the Company's 1999 financial statements, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the 1999 financial statements relating to sales made in prior periods, the reserves have been increased in the period such decisions were made and the amounts became determinable.

    The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, accounts receivable and inventories as of and for the year ended December 1999 is as follows:

	As Originally Reported	Restatement Adjustments	As Restated
Net Sales	$35,308,000	$(4,091,000)	$31,217,000
Cost of Sales	18,097,000	(1,897,000)	16,200,000
Gross Profit	17,211,000	(2,194,000)	15,017,000
Net Loss	(8,861,000)	(2,194,000)	(11,055,000)
Loss Per Common Share:
Basic	(0.31)	(0.08)	(0.39)
Diluted	(0.31)	(0.08)	(0.39)
Accounts receivable	6,776,000	(4,091,000)	2,685,000
Inventories	5,972,000	1,897,000	7,869,000

    In addition, in the originally filed financial statements and footnotes, the Company did not account for and disclose two stock option grants to employees. The first grant for 100,000 options was on February 15, 1999. The second grant, also for 100,000 options, was on January 10, 2000. These option grants did not impact the Company's statement of operations; however, the footnote disclosures related to stock options have been revised to reflect these grants.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

    The accompanying consolidated financial statements include the accounts of Omni Nutraceuticals, Inc. and its wholly owned subsidiary, HealthZone.com. All significant intercompany accounts and transactions have been eliminated. Subsequent to December 31, 1999, the Company entered into a transaction where 222,222 shares, which represents approximately 10% of the outstanding shares of its HealthZone.com subsidiary, were issued to a third party as part of a financing transaction (see Note 17).

Revenue Recognition

    The Company recognizes revenue at the time products are shipped unless sales are made under "guaranteed" sales arrangements. Revenue for these guaranteed sales has been deferred until the product has been sold at the retail level. Based on historical experience, reserves are established for sales returns, allowances and discounts related to sales made without guarantees at the time such sales are recorded. During the years ended December 31, 1999, 1998 and 1997, the Company provided $3,450,000, $2,116,000 and $2,549,000, respectively, for returns and allowances, including allowances for doubtful accounts, and incurred related write-offs of $1,121,000, $1,426,000 and $2,288,000, respectively.

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

Inventories

    Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at December 31, 1999 and 1998 are summarized as follows:

	1999	1998
Raw Materials	$2,135,000	$803,000
Finished Goods	5,734,000	2,052,000

	$7,869,000	$2,855,000

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

Stock-Based Compensation

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard (see No. 14).

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

    A reconciliation of the "basic" weighted average number of common shares outstanding to the "diluted" weighted average number of common shares outstanding for each of the three years in the period ended December 31, 1999 follows:

	1999	1998	1997
Weighted average number of common shares outstanding—Basic	28,177,000	27,747,000	27,365,000
Dilutive effect of outstanding stock options	—	474,000	—

Weighted average number of common shares outstanding—Dilutive	28,177,000	28,221,000	27,365,000

    For the year ended December 31, 1998, 497,000 options have been excluded from the calculation of dilutive shares applying for treasury stock method as the option exercise prices were greater than average market price for the period and therefore anti-dilutive.

Pro Forma Statements of Operations

    From January 1, 1997 through June 30, 1998, Irwin Naturals had elected treatment as an S corporation under provisions of the Internal Revenue Code. Effective June 30, 1998, Irwin Naturals terminated its S corporation election and become a C corporation. See Note 12 for explanation of pro forma provision for income taxes and the related pro forma net income (loss).

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

    The Company sells the majority of its products and services to various customers, which include a variety of large companies and distributors throughout the United States, and to a limited extent, foreign customers. In 1999, 1998, and 1997, sales to the Company's largest customer accounted for 11.6% 13.3%, and 15.6%, respectively, of total net sales. At December 31, 1998, one customer represented 36.4% of accounts receivable. No customers represented more than 10% of accounts receivable at December 31, 1999. In 1999, 1998, and 1997 sales to foreign customers accounted for 8.5%, 10%, and 14.1%, respectively, of total net sales.

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

Reclassifications

    Certain amounts in prior years have been reclassified to conform to the current year's presentation.

4.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

    The Company recorded the following significant adjustments in the fourth quarter of fiscal 1999:

•	Legal settlement (see Note 13)	$1,200,000
•	Provision for doubtful accounts for large customer balances deemed uncollectable in the fourth quarter	916,000
•	Provision for discounts and rebates tied to fourth quarter sales	1,121,000

		$3,237,000

5.  BUSINESS COMBINATIONS

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

    In addition, the Company is obligated to invest or contribute to HVE operations a minimum of (A) $4,000,000 during the 18 months subsequent to February 15, 1999 and (B) $10,000,000 (inclusive of the $4,000,000 provided in clause (A) above) during the 36 months subsequent to February 15, 1999. If the Company fails to make the investments or contributions defined above, the Sellers of HVE will automatically receive the maximum allowable shares subject to issuance under the provisions of the Revenue and Profit Shares. The former shareholders of HVE have filed a lawsuit against the Company asserting certain claims under this agreement. The Company is currently in settlement discussions with the plaintiffs and have proposed a settlement (see Note 13).

Inholtra

    On March 10, 1999, the Company purchased for $13,250,000 certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price consisted of the payment of $3,250,000 in cash at closing, and the issuance of a $10,000,000 promissory note. The promissory note was refinanced on June 10, 1999 in connection with the Company's new banking facility (see Note 9). The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. In connection with this acquisition, the Company entered into a consulting agreement with a former employee of the Sellers. The two-year agreement requires annual consulting fees of $60,000.

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

	(Unaudited)
	1999	1998
	(in 000's)	(in 000's)
Net sales	$32,069	$36,048
Cost of sales	16,599	15,296
Selling, general and administrative	24,423	19,490
Write-off of intangibles	390	—
Legal settlement	1,200	—

Income (loss) from operations	(10,543)	1,262
Other expense	(1,055)	(1,291)
Benefit for income taxes	(274)	—

Net loss	$(11,324)	$(29)

Loss per share	$(0.40)	$(0.00)

    The above amount includes adjustments for $283,000 and $1,466,000 for additional goodwill amortization in 1999 and 1998, respectively, and $220,000 and $1,060,000 for additional interest expense in 1999 and 1998, respectively.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31;

	1999	1998
Machinery and equipment	$303,000	$355,000
Furniture and equipment	1,438,000	758,000
Leasehold improvements	910,000	303,000

	2,651,000	1,416,000
Less—Accumulated depreciation and amortization	(1,135,000)	(789,000)

	$1,516,000	$627,000

7.  BUILDING HELD FOR SALE/NOTE RECEIVABLE

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

8.  RECEIVABLES FROM OFFICERS AND SHAREHOLDER

    Receivables from officers and shareholder consisted of the following at December 31; 1998:

1998
Receivable from the Chief Executive Officer, bearing interest at an annual rate of 8 percent, collected in full in October 1999	$322,000
Receivable from the President, bearing interest at an annual rate of 8 percent, $175,000 forgiven during 1999 in connection with the President's continued employment and $175,000 forgiven in connection with the termination of the President's employment (see Note 13)	350,000

672,000
Less—current portion	(497,000)

$175,000

9.  CREDIT FACILITY

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

    On June 10, 1999, the Company secured a new loan from a lending institution that provides up to $20 million dollars of financing. The loan was subsequently amended on January 21, 2000. The credit facility consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $4,527,000 of loan proceeds were disbursed to repay and close the Company's previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd. (see Note 5).

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

    Selected information regarding borrowings under line of credit agreements for 1999 and 1998 follows:

	1999	1998
Average amount outstanding	$3,967,000	$620,000
Maximum amount outstanding	$6,436,000	$1,500,000
Weighted average interest rate during the period	9.1%	8.4%

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

    Future annual payments under the Term Loan, as revised, are as follows as of December 31:

Year ended December 31,
2000	$2,332,000
2001	10,085,000

12,417,000
Less—current portion	(2,332,000)

$10,085,000

10.  NOTES PAYABLE

    Notes payable consists of the following at December 31:

	1999	1998
Note payable to a bank assumed by the buyer of the Boulder Building (see Note 7)	$—	$1,300,000
Notes payable to three individuals, unsecured, bearing interest at an annual rate of 6.0 percent, payable in monthly installments of principal and interest of approximately $26,000, due June 2000	155,000	451,000
Capital lease obligation (see Note 13)	123,000	—

	278,000	1,751,000
Less current portion	(176,000)	(328,000)

	$102,000	$1,423,000

    Future annual payments under the notes payable and capital lease obligations are as follows as of December 31, 1999:

Year ended December 31,
2000	$176,000
2001	23,000
2002	26,000
2003	30,000
2004	23,000

$278,000

11.  WRITE-OFF OF INTANGIBLES

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

12.  INCOME TAXES

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

    The components of the deferred income tax assets (liabilities) as of December 31, 1999 and 1998 are as follows:

	1999	1998
Allowance for doubtful accounts	$1,384,000	$369,000
Inventory tax adjustment	484,000	83,000
Inventory reserve	216,000	186,000
Warrants	373,000	52,000
Accrued liabilities	588,000	33,000
NOL carryforwards	4,618,000	2,817,000
Other	—	288,000

	7,663,000	3,828,000
Valuation allowance	(7,663,000)	(3,828,000)

	$—	$—

    At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $11,599,000 expiring at various dates through 2019. Future use of these net operating loss carryforwards may be limited subject to certain provisions of the Internal Revenue Code.

    The components of the provision (benefit) for income taxes for the periods ended December 31, 1999, 1998 and 1997 are as follows:

	1999	1998	1997
Current:
Federal	$(274,800)	$287,000	$(17,000)
State	800	131,000	(1,000)

	(274,000)	418,000	(18,000)
Deferred	—	182,000	18,000

Provision (benefit) for income taxes	$(274,000)	$600,000	$—

    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	December 31, 1999		December 31, 1998		December 31, 1997
Income tax at statutory federal rate	$(3,852,000)	(34.0)%	$550,000	34.0%	$(1,604,000)	(34.0)%
State income taxes	(657,000)	(5.8)	131,000	8.1	(236,000)	(5.0)
S corporation income not taxed at C corporation rates	—	—	(374,000)	(23.1)	(765,000)	(16.2)
Permanent differences	407,000	3.6	156,000	9.6	—	—
Use of net operating loss carryforwards	—	—	(332,000)	(20.5)	—	—
Change in valuation allowance	3,835,000	33.8	469,000	29.0	3,271,000	69.3
Current losses not benefited	690,000	6.1	—	—	—	—
Reversal of 1998 excess provision	(274,000)	(2.4)	—	—	—	—
Other items, net	(423,000)	(3.7)	—	—	(666,000)	(14.1)

	$(274,000)	(2.4)%	$600,000	37.1%	$—	—%

    The components of the unaudited pro forma provision for income taxes for 1998 and 1997 are as follows:

	December 31, 1998	December 31, 1997
Federal	$890,000	$633,000
State	271,000	114,000

	1,161,000	747,000
Deferred	184,000	18,000

Pro forma provision for income taxes	$1,345,000	$765,000

    Differences between the unaudited pro forma provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	December 31, 1998		December 31, 1997
Income tax at statutory federal rate	$550,000	34.0%	$(1,604,000)	(34.0)%
State income taxes	271,000	16.8	(236,000)	(5.0)
Permanent differences	372,000	22.9	—	—
Use of net operating loss carryforwards	(332,000)	(20.5)	—	—
Change in valuation allowance	484,000	29.9	3,271,000	69.3
Other, net	—	—	(666,000)	(14.1)

	$1,345,000	83.1%	$765,000	16.2%

13.  COMMITMENTS AND CONTINGENCIES

Capital and Operating Lease Obligations Payable

    The Company leases its facility and certain property and equipment under long-term operating leases expiring at various dates through 2004. The Company also leases property and equipment under a capital lease. Included in property and equipment is $132,000, at cost, related to capital leases.

    The future minimum lease payments at December 31, 1999 under capital and operating leases are as follows:

	Capital Leases	Operating Leases	Total
2000	$35,000	$672,000	$707,000
2001	35,000	667,000	702,000
2002	35,000	656,000	691,000
2003	35,000	647,000	682,000
2004	23,000	292,000	315,000

Total future minimum lease payments	163,000	$2,934,000	$3,097,000

Less—amount representing interest at 12%	(40,000)

Present value of minimum capital lease payments	123,000
Less—current portion	(21,000)

	$102,000

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

In connection with his resignation the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, the Company's wholly owned subsidiary. In October of 1998 (as revised in June 1999), the Company entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

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

    As a result of the March 12, 2000 employment realignments, the Company has the following obligations to the above individuals:

•	Lindsay Duncan:	extension of exercise and expiration dates for 1,003,029 stock options to March 2007
•	Louis Mancini:	payout accrued vacation, forgiveness of $175,000 note receivable (see Note 8)
•	Klee Irwin:	none

Legal

    On December 23, 1999, a lawsuit was filed against the Company, the Company's former President and Chief Executive Officer, Klee Irwin, and the Company's then current President, Louis Mancini, entitled David Mandel, Jeffrey D. Segal and Gordon D. Barker v. Omni Nutraceuticals, Inc., Klee Irwin, Louis Mancini and Does 1 through 50 (Superior Court of the State of California, County of Los Angeles—Central District, Case No. BC222263). The lawsuit includes various causes of action, including fraud, negligent misrepresentation, misappropriation of trade secrets, unjust enrichment, unfair business practices and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) (under which triple damages have been claimed). The lawsuit is based on various alleged claims, including that the plaintiffs, the sole shareholders of Health & Vitamin Express ("HVE"), were fraudulently induced to enter into a merger agreement pursuant to which HVE became a wholly-owned subsidiary of the Company based on false representations of the defendants. The lawsuit does not specify the amount of damages claimed. Although the Company believes that the claims made in the lawsuit are without merit, the Company is currently in settlement negotiations with the plaintiffs in the lawsuit. The proposed terms of the settlement provide that the Company will issue an additional 363,636 shares of common stock to the former shareholders of HVE. Management believes that the claims will be settled in accordance with the proposed settlement agreement. As such, the Company has estimated and recorded a charge of $1,200,000 in the accompanying statement of operations as of December 31, 1999 in connection with this claim.

    The Company has been named as defendant in various other claims arising out of the normal course of business. In the opinion of management, the outcome of these claims will not have a material effect on the Company's financial position or results of operations.

14.  SHAREHOLDERS' EQUITY

Preferred Stock

    The Company has authorized 5,000,000 shares of Preferred Stock. Under the terms of the Article of Incorporation, the Board of Directors may issue Preferred Stock for any proper corporate purpose. In approving any issuance, the Board has broad authority to determine the rights, privileges, and preferences of the Preferred Stock, which may be issued as one or more classes or series. The rights, privileges and preferences may include voting, dividend, conversion, redemption, participation and liquidation rights. As of December 31, 1999 and 1998, no Preferred Stock is issued or outstanding. Subsequent to December 31, 1999, the Company amended its Articles of Incorporation to allow for the issuance of a new series of Convertible Preferred Stock (see Note 17).

Common Stock

    In February 1999, the Company issued 363,636 shares of common stock in connection with the acquisition of HVE (see note 5).

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

    Subsequent to year-end, the Company issued 775,000 warrants to acquire shares of common stock at $2.25 per share in connection with the issuance of a new series of Convertible Preferred Stock (see Note 17).

Stock Options

    In 1996, the Company adopted the Long-Term Stock Incentive Plan (LTSIP). This plan was amended on December 22, 1999. Under the terms of the LTSIP, the Company is authorized to issue incentive and non-qualified stock options to its directors, officers, key employees and consultants totaling up to 4,500,000 shares of common stock. At December 31, 1999, 553,402 shares are available for future grant under this plan. Options are generally granted at exercise prices not less than the fair market value on the date of grant and expire from two to seven years after the date of grant. Options granted under this plan vest over varying terms ranging from immediate vesting to seven years.

    In November 1998, the Company's Board of Directors approved a stock option pool authorizing management of the Company to make discretionary grants up to 500,000 shares.

    In 1996, the Company adopted SFAS 123. Therefore, the following information is presented in accordance with the provisions of SFAS 123.

    A summary of the Company's outstanding options and activity follows:

			Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, January 1, 1997	866,103	$4.35
Granted	192,500	5.92
Exercised	(186,396)	4.01
Cancelled	(129,564)	6.00

Balance, December 31, 1997	742,643	4.57	585,516	$4.24

Granted	1,853,860	5.22
Exercised	(38,341)	4.51
Cancelled	(111,991)	5.46

Balance, December 31, 1998	2,446,171	5.01	675,253	$4.49

Granted	3,267,500	2.27
Exercised	(19,670)	4.33
Cancelled	(1,747,403)	5.03

Balance, December 31, 1999	3,946,598	$3.58	1,991,904	$3.34

    Weighted average fair value of all options granted during years ended December 31 1999, 1998 and 1997 were $1.23, $1.99 and $1.62, respectively.

    The following table summarizes information about the options outstanding at December 31, 1999:

Range of Exercise Prices	Number outstanding at December 31, 1999	Weighted Average Exercise Price	Weighted Average Remaining Life	Exercisable at December 31, 1999	Weighted Average Exercise Price
$2.00—$2.99	1,137,500	$2.23	9.7 years	975,000	$2.21
$3.00—$3.99	1,818,955	3.20	8.8 years	593,871	3.61
$4.00—$6.00	970,729	5.79	9.0 years	413,229	5.51
$6.01—$8.75	19,414	7.40	7.5 years	9,804	7.93

	3,946,598	$3.58		1,991,904	$3.34

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

	1999	1998	1997
Additional compensation expense	$3,128,000	$672,000	$281,000
Pro forma net income (loss)	(14,183,000)	346,000	(4,998,000)
Pro forma earnings (loss) per share:
Basic	$(0.50)	$0.01	$(0.18)
Diluted	$(0.50)	$0.01	$(0.18)

    These pro forma amounts were determined by computing the fair vale of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

	1999	1998	1997
Risk free interest rate	6.03%	4.34%—5.55%	5.97%
Expected life	4 years	2 to 7 years	2.2 years
Volatility	90.00%	60.00%	60.68%
Expected dividend yield	None	None	None

15.  RELATED PARTY TRANSACTIONS

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

16. SEGMENT INFORMATION

    In 1997 and 1998, the Company operated as one reportable business segment. Since February 15, 1999, concurrent with the acquisition of the Company's e-commerce operations by its subsidiary HealthZone.com (see Note 5), the Company's businesses have been organized, managed and internally reported as two segments: wholesale and retail product distribution, and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The distribution segment consists primarily of the sales of the Company's products directly to retailers, wholesalers, mass merchants and distributors who stock and manage inventory within health stores. The Company's e-commerce business, HealthZone.com, enables customers to choose from the Company's brand-name products and also gives customers the opportunity to buy products from other vendors.

	Distribution	E-Commerce	Total
1999
Net sales	$30,922,000	$295,000	$31,217,000
Cost of sales	15,988,000	212,000	16,200,000
Gross profit	14,934,000	83,000	15,017,000
Costs and expenses	24,800,000	717,000	25,517,000
Loss from operations	(9,866,000)	(634,000)	(10,500,000)
Interest income	32,000	—	32,000
Interest expense	(1,326,000)	(13,000)	(1,339,000)
Other income (expense)	479,000	(1,000)	478,000
Benefit for income taxes	(274,000)	—	(274,000)
Net loss	(10,407,000)	(648,000)	(11,055,000)
Depreciation and amortization	1,875,000	17,000	1,892,000
Assets	29,475,000	58,000	29,533,000
Expenditures for long-lived assets	15,154,000	—	15,154,000

17. SUBSEQUENT EVENTS

    Financings—On January 24, 2000, the Company completed an equity transaction with American Equities, LLC and Corporate Financial Enterprises, Inc. that will provide up to $5,000,000 of capital to the Company and its wholly owned subsidiary HealthZone.com.

    Under the terms of the transaction, the Company will issue up to 4,500,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants is $4,000,000 payable in two installments, the first in the amount of $2,000,000 that was funded on January 21, 2000, and subject to the satisfaction of certain performance targets, the second in the amount of $2,000,000. Concurrently with the first installment payment, HealthZone.com issued 222,222 shares of its common stock (representing approximately 10% of HealthZone.com's issued and outstanding shares of common stock) and a seven year warrant to purchase up to 37,000 shares of its common stock at an exercise price, subject to adjustment, equal to the lesser of $1.00 or 70% of the lowest price received by HealthZone.com on future sales of its capital stock, for a purchase price of $1,000,000. The Company has also agreed to lend HealthZone.com $1,000,000 out of second installment proceeds. The Company will use the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes. The Preferred Shares are convertible into an aggregate of 3,000,000 shares of Company common stock (assuming issuance of the full amount of Preferred Shares), subject to adjustment. The Preferred Shares are not redeemable but may be subject to mandatory conversion under certain circumstances. The Preferred Shares will vote together with the common stockholders on an as converted basis and will have separate class voting rights to elect one director and in connection with certain corporate changes. The Preferred Shares will carry a liquidation preference of $0.60 per share and an annual dividend rate of $0.05 per share, payable semi-annually. The Company may elect to pay the dividend in additional Preferred Shares at a rate of .05 shares per share. The investor was also provided certain registration rights in connection with this transaction. In connection with the above transaction, the Company has (i) amended its Articles of Incorporation to provide for the Preferred Shares, (ii) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone.com, and (iii) entered into two separate consulting agreements, one of which requires the Company to issue 560,000 shares of its Common Stock. Further, in connection with the above transaction, the Chairman and the former Chief Executive Officer, both significant shareholders, each sold 220,000 (totaling 440,000) shares of their personally held Company common stock to the investing parties for $250,000 (totaling $500,000).

    On March 27, 1999, the Company completed a private sale of its securities whereby 700,000 shares of common stock of the Company were sold for an aggregate purchase price of $2,100,000. The investor was also provided certain registration rights in connection with this transaction.

    The pro forma effect of these transactions as if they had occurred at December 31, 1999 is as follows, before giving effect to any application of the proceeds:

	Balance December 31, 1999	Pro forma Adjustments	Pro forma December 31, 1999
Assets
Current assets	$11,104,000	$5,100,000	$16,204,000
Other assets	18,429,000	—	18,429,000

Total assets	$29,533,000	$5,100,000	$34,633,000

Liabilities and stockholders' equity
Line of credit	$6,436,000	$—	$6,436,000
Other current liabilities	13,226,000	—	13,226,000
Debt, net of current portion	10,187,000	—	10,187,000
Stockholders' equity	(316,000)	5,100,000	4,784,000

Total liabilities and stockholders' equity	$29,533,000	$5,100,000	$34,633,000

    Other—In January 2000, the Company issued 75,000 shares of common stock to its three then current outside board of directors as compensation for services.

    In January 2000, the Company granted 100,000 options at an exercise price of $2.25 per share to the President of its internet operations.

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

18.  EVENTS SUBSEQUENT TO ORIGINAL ISSUANCE OF 1999 FINANCIAL STATEMENTS
       ON APRIL 12, 2000 (unaudited)

    Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated. The fair value of these additional shares ($1,200,000 based on the fair value at the time of the shares issued) has been recorded as an expense in the accompanying statement of operations for the year ended December 31, 1999.

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

    On May 22, 2000, the Company executed an asset purchase agreement to purchase selected assets of HealthShop.com for a purchase price of $3,500,000 of the Company's common stock (838,951 shares) with up to 400,000 additional shares depending on the market price of the Company's common stock through February 2001, and an additional 250,000 shares contingent on meeting certain performance measures during the one year period from the closing date.

    In connection with this acquisition, the Company entered into a consulting agreement with the former shareholders and executives of Healthshop.com for 250,000 shares of the Company's common stock. HealthShop.com was an Internet business that sold nutritional supplements and health related products.

    On May 25, 2000, the Company executed an agreement and plan of reorganization with Smart Basics, Inc., dba SmartBasics.com, an Internet and mail order business that sells nutritional supplements and health related products. Under the terms of the agreement, the Company paid 170,000 shares of Omni Nutraceuticals, Inc. common stock for all of the equity of SmartBasics.com.

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

    On September 18, 2000, the Company was served with a lawsuit. Veromax International, LLC (Plaintiff) v. Omni Nutraceuticals, Inc. (Defendant), currently pending in the Circuit Court of Maryland for Baltimore County, Case No. 03-C-00-009605. The litigation concerns a Distribution Agreement between Veromax and Omni, dated September 10, 1999, wherein Omni was appointed the exclusive distributor for the product Veromax. In the litigation, Veromax International seeks to terminate the Distribution Agreement and seeks damages for breach of contract, including the Company's failure to meet minimum purchase commitments. The Company contends that it is not in breach of the agreement between parties, the distributorship is still valid, and it should continue to sell the product. The Company anticipates filing a cross-complaint against the plaintiff for the plaintiff's breach of contract and seeking substantial damages. The parties are currently working to resolve the dispute without further litigation. Management intends to vigorously defend this claim, as necessary. While it is far too early to predict an outcome, if this matter is ultimately found in favor of the plaintiff, it could have a material adverse affect on the Company's financial position.

    In September and October 2000, agreements were reached with five public relations firms to perform certain services for the Company. The nature of the services is similar, although each employs a different venue. The terms of the agreements vary. An aggregate of 205,500 shares will be issued in connection with these agreements.

    On October 23, 2000, the Company entered into Waiver and Amendment No. 4 ("Waiver") to Secured Credit Agreement, amending the Secured Credit Agreement ("Agreement") dated June 10, 1999 between the Company and First Source Financial, LLP, its secured lender.

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
d.
Deferral of monthly principal payments called for under the Agreement, as amended, between October 2000 and May 2001, with the total amount so deferred becoming payable on June 15, 2001 in the amount of $1,750,000.
e.	Granting the Company complete use of the proceeds of the equity offering completed on October 27, 2000 for working capital purposes.
f.	Charging the Company a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal monthly installments beginning April 15, 2001.

    On October 27, 2000, the Company announced it had completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company used the net proceeds of the offering in the amount of approximately $2,720,000, after certain fees and expenses, for working capital purposes. In connection with this equity financing, the Company issued warrants for 50,000 shares of the Company's common stock to its investment banker. The warrants are exercisable on the same basis as for the Holders.

    The Series A is convertible into common stock at the lesser of:

(i)	115% of the market price, defined as the average of the two lowest closing bid prices on the principal market for the Company's common stock over the ten trading days preceding the closing, or
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

    The Series A may be redeemed by the Company at any time after closing at a price per share equal to the greater of:

(i)
$1,400, plus an Additional Amount per Share, defined as 6% of the face amount of the Series A being redeemed, multiplied by the number of days since the closing, divided by 365 (the "Optional Redemption Price") or,
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

    In the event any conversion of Series A would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the Series A representing such excess must be redeemed in cash for $1,400.00 per share, plus the Additional Amount.

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

    Some of the reasons given by NASDAQ include:

•	the company's delinquency in filing it's Amended Form 10-K for 1999;
•	technical non-conformity with a certain NASDAQ rule related to certain provisions of documents from a private placements recently completed by the Company;
•	and failure to meet the minimum listing requirements.

    In March 2000, the Company announced the proposed acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products.

The Company issued 190,000 shares of Common Stock in exchange for certain assets and the assumption of the seller's liabilities of $115,000. This acquisition was completed on November 16, 2000.

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

    On January 23, 2001, the Labor Commissioner of the State of California entered a judgment against the Company in the amount of approximately $42,000 in the action: Richard F. Lynch v. Omni Nutraceuticals, Inc. Labor Commissioner, State of California, State Case No. 05-19487 ICC. The Company denies any amounts are due Lynch. The Company has filed an appeal, which required posting a bond in the amount of the judgment, seeking a new trail in the Superior Court. The final outcome of this case is uncertain, but appears unlikely that it will have a material impact on the Company.

    A judgment was recently entered against the Company for approximately $117,000, plus an undetermined amount for attorney's fees, interest and costs, in a matter entitled: Pacific Foods of Oregon, Inc. v. Omni Nutraceuticals, Inc., United States District Court, District of Oregon, Case No. CV 00-1014 JO. This case involves the Company's open account with the plaintiff. The Company has not yet received a copy of either the complaint of the judgment, but recently received a Notice of Deposition with respect to a Judgment Debtor Examination. It is currently too early to assess the outcome of this matter.

    On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving the Company, at any time after four years from the closing, the right to demand Vitacost repurchase the stock the Company acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock the Company acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock the Company received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, the Company will record this investment on the cost basis. As long as the Company continues to hold at least a 10% interest, the Company will have one of the five available seats on the Vitacost Board of Directors. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations, including amortization of acquisition costs, was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 (unaudited) for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on the Company's books, including intangibles, and approximates $69,000, including approximately two months of operating losses estimated at $277,000. The Internet operations will be presented as discontinued operations in the December 31, 2000 Form 10-K and retroactively reflected in the Company's financial statements of the prior periods in the Company's future reporting.

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

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Companies other Internet properties, was sold to Vitacost.com on February 2, 2001.

    The demand letter threatens that a legal action will commence on February 28, 2001, unless substantial progress is made towards resolving this claim. Based on the information currently available, the Company is unable to determine the likelihood of an unfavorable outcome to this matter.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed omits behalf by the undersigned thereunto duly authorized.

Dated: February 22, 2001	OMNI NUTRACEUTICALS, INC.
	By:	/s/ KLEE IRWIN Klee Irwin President & CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KLEE IRWIN Klee Irwin	President & CEO	February 22, 2001
/s/ ANDREW VOLLERO, JR. Andrew Vollero, Jr.	Chairman of the Board	February 22, 2001
/s/ TOM AARTS Tom Aarts	Director	February 22, 2001
/s/ REBECCA PEARMAN Rebecca Pearman	Director	February 22, 2001
/s/ HERM ROSENMAN Herm Rosenman	Chief Financial Officer	February 22, 2001

QuickLinks

OMNI NUTRACEUTICALS, INC. INDEX TO FORM 10-K
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
OMNI NUTRACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999
SIGNATURES