Form 10-Q/A
period 2000-03-31
OMNI NUTRACEUTICALS
filed 2001-02-23
CIK 857353

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
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
Index to Form 10-Q/A

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31 2000 Restated (unaudited)	December 31 1999 Restated
CURRENT ASSETS
Cash and Cash Equivalents	$1,330,000	$—
Accounts Receivable, net	4,042,000	2,685,000
Inventories	7,419,000	7,869,000
Prepaid Expenses and Other	415,000	539,000
Current Portion of Notes Receivable	447,000	11,000

Total Current Assets	13,653,000	11,104,000
Property and Equipment, net	1,440,000	1,516,000
Trademarks	12,573,000	12,798,000
Intangibles	2,280,000	2,422,000
Other Assets	1,140,000	1,693,000

Total Assets	$31,086,000	$29,533,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash Overdraft	—	165,000
Accounts Payable	$9,010,000	$7,176,000
Accrued Liabilities	4,060,000	2,875,000
Line of Credit	5,400,000	6,436,000
Current Portion of Term Loan	1,556,000	2,332,000
Current Portion of Notes Payable	99,000	176,000
Income Taxes Payable	—	52,000
Customer Deposits	450,000	450,000

Total Current Liabilities	20,913,000	19,662,000
Term Loan, net of Current Portion	10,277,000	10,085,000
Notes Payable, net of Current Portion	98,000	102,000
Minority Interest	—	—
Stockholders' Equity
Shares issuable under legal settlement	1,200,000	1,200,000
Common Stock	310,000	274,000
Additional Paid in Capital	27,150,000	18,008,000
Treasury Stock	(50,000)	(50,000)
Deficit	(28,474,000)	(19,748,000)

Total Stockholders' Equity	136,000	(316,000)

Total Liabilities and Stockholders equity	$31,086,000	$29,533,000

See Notes to Consolidated Financial Statements

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months Ended March 31,
	2000	1999
	Restated
Net sales	$8,066,000	$6,991,000
Cost of sales	4,848,000	3,407,000

Gross Profit	3,218,000	3,584,000
Costs and Expenses
Distribution expenses	586,000	587,000
Sales and marketing	4,563,000	1,755,000
General and administrative	3,739,000	2,045,000
Depreciation and amortization	655,000	262,000

Total costs and expenses	9,543,000	4,649,000
(Loss) from operations	(6,325,000)	(1,065,000)
Other income (expense)
Interest Income	13,000	15,000
Interest Expense	(465,000)	(75,000)
Other income (expense)	1,000	471,000

Total other income (expense)	(451,000)	411,000

Minority Interest	—	—
Net (loss) before income taxes	(6,776,000)	(654,000)
Income tax (benefit)

Net (Loss)	(6,776,000)	(654,000)
Preferred stock dividends	1,950,000

Net (Loss) available to common shareholders	$(8,726,000)	$(654,000)

Net (Loss) available to common shareholders per share, basic and diluted	(0.30)	(0.02)
Weighted average number of shares outstanding	27,765,052	28,273,000

See Notes to Consolidated Financial Statements

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2000	1999
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,776,000)	$(654,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities;
Depreciation and amortization	655,000	262,000
(Gain) loss on disposal of assets	—	(481,000)
Issuance of warrants and options	97,000	97,000
Issuance for shares for services	1,770,000
Amortization of notes from Officers	—	36,000
(Increase) Decrease in;
Accounts receivable	(1,357,000)	215,000
Inventory	450,000	(64,000)
Prepaid and other	124,000	(629,000)
Increase (Decrease) in:
Bank Overdraft	(165,000)
Accounts payable	1,834,000	699,000
Accrued Liabilities	1,185,000	119,000
Income Taxes	(52,000)	7,000

Cash provided by (used in) operating activities	(2,235,000)	(393,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(35,000)	(206,000)
Purchase of Inholtra and HVE		(3,250,000)
Net proceeds from asset dispositions		479,000
Decrease in other assets	22,000
Collections on notes receivable	3,000

Cash used in investing activities	(10,000)	(2,977,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,376,000	85,000
Proceeds from issuance of preferred stock	1,900,000
Proceeds from sale of minority interest	1,000,000	—
Proceeds from issuance of warrants	100,000
Repayments of old line of credit		(1,000,000)
Borrowings (repayments) under exist. line of credit	(1,036,000)	4,088,000
Borrowings on long term borrowings
Repayments on long term borrowings	(665,000)	(173,000)
Costs incurred with financing	(100,000)

Cash provided by (used in) financing activities	3,575,000	3,000,000
Net increase (decrease) in cash	1,330,000	(370,000)

Cash and cash equivalents, beginning of period	—	426,000
Cash and cash equivalents, end of period	$1,330,000	$56,000

See Notes to Consolidated Financial Statements

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

    The Company issued 30,000 shares to two directors and recorded a non-cash charge of $30,000.

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

Omni Nutraceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2000
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc. (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below in the consolidated financial statements) considered necessary for a fair presentation have been included. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to 2000 presentation. For the three-month periods ended March 31, 2000 and March 31, 1999, no common stock equivalents were included because they would have been anti-dilutive.

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

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the three months ended March 31, 2000. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions were granted early in 2000 related to sales in 1999, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the financial statements, relating to sales made in prior periods, reserves have been increased in the period such decisions were made and the amounts became known.

    The effect of the adjustments required as a result of this investigation was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through September 30, 2000 which includes the deferral of approximately $1.9 million of gross profit from previously recorded sales now treated as "guaranteed" sales and an additional $1.4 million of reserves for allowances granted to customers for sales in prior periods, approximates $3.2 million.

    The accompanying financial statements for the three month period ended March 31, 2000 have been restated to reflect the deferral of sales with terms that provide the customer with a guaranteed sell through and to increase the Company's reserves for allowances for doubtful accounts and returns and allowances. The effect of the restatement on certain financial statement items is as follows:

	Three Months March 31, 2000
	As Originally Reported	Restatement	As Restated
Net Sales	$7,789,000	$277,000	$8,066,000
Cost of Sales	4,556,000	292,000	4,848,000
Gross Profit	3,233,000	(15,000)	3,218,000
Net Loss	(6,761,000)	(15,000)	(6,776,000)
Loss Per Common Share:
Basic	(0.30)	(0.03)	(0.30)
Diluted	(0.30)	(0.03)	(0.30)
Balance sheet data:
Accounts receivable	5,308,000	(1,266,000)	4,042,000
Inventories	5,814,000	1,605,000	7,419,000
Accrued liabilities	(1,512,000)	(2,548,000)	(4,060,000)

NOTE 3.  GOING CONCERN ISSUES

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

NOTE 4.  NEW AUTHORITATIVE PRONOUNCEMENTS

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

NOTE 5.  ACQUISITION

    In March 2000, we announced the proposed acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. The Company issued 190,000 shares of Common Stock in connection with this acquisition, which was completed November 16, 2000.

NOTE 6.  CREDIT FACILITY

    The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The $13,000,000 Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999, and which were to increase to $750,000 on October 15, 2002, until the Loan was paid in full on April 15, 2004. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company.

    On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the term of both loans to April 30, 2001, when the loans were to be payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly. The amendment also required the Company to meet revised financial covenants. As of September 30, 2000, the Company was in default of certain of those restrictive covenants.

    On October 23, 2000, the credit facility was further amended with respect to both its term debt and revolving loan provisions. In addition, the lender waived any and all defaults then in existence. The major amendments include an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term loans from April 30, 2001 to July 30, 2002 and an agreement to permit all of an equity financing, closed on the same date, to be used for working capital purposes. Also see the Footnote 8 "Subsequent Events". In addition, it was agreed that all principal payments, aggregating approximately $1.75 million, due under the loan would be deferred until June 15, 2001.

NOTE 7.  CAPITAL TRANSACTIONS

    On January 5, 2000, as compensation for serving on the Board of Directors, the Company issued two directors 30,000 shares of common stock. The accompanying financial statements include a charge of $30,000 to reflect this issue of shares.

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

    On March 29, 2000 the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for an aggregate proceeds of $2,100,000.

NOTE 8.  SUBSEQUENT EVENTS

    On May 25, 2000, the Company acquired Smart Basics, Inc., dba SmartBasics.com, for 170,000 shares of the Company's common stock valued at $510,000. SmartBasics.com is an internet and mail order business that sells nutritional supplements and health related products.

    On May 22, 2000, the Company acquired certain assets, including equipment and customer lists, of Healthshop.com. The purchase price called for the issuance 838,951 shares of common stock valued at $3,500,000; 250,000 common stock purchase options, exercisable at $4.50 per share with a term of 10 years, vesting immediately, issued to the former officers of Healthshop.com, valued at $872,000; and an option to purchase additional shares of the Company's common stock at a price of $4.15 for a 30-day period, up to a maximum of $2,500,000, valued at $289,000. The aggregate purchase price was $4,661,000, which has been allocated to Websites and Customer Lists. The acquisition agreement also calls for additional shares to be issued should the Company's stock price drop below the pre-acquisition levels, up to a maximum of 400,000 shares. In the event the Company is forced to issue additional shares under this provision, these amounts will be applied to the aggregate Purchase price to increase Websites and Customer Lists.

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

    On April 20, 2000, the Company entered into a one year consulting agreement with a financial advisor. The agreement calls for the issuance of options to purchase 30,000 shares of common stock at $3.86 per share. The options vest 7,500 at the end of each three months after the initiation of the contract. Related to the agreement, the Company has recorded $78,000 of prepaid consulting fees, which is being amortized as consulting expense over the term the services are being provided.

    On June 28, 2000, the Company entered into a consulting agreement with an investment banking firm to perform certain financial consulting services. The agreement called for the issuance of 300,000 options to purchase the Company's common stock at $4.00 per share and covered a term of six months. The options were valued at $747,000 and are being recorded into consulting expense over the term of the agreement.

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

    On October 23, 2000 the Company's credit facility was amended with respect to both its term debt and revolving credit agreement. In addition, the lender waived any and all defaults then in existence. The major amendments to the Waiver and Amendment No. 4 to Secured Credit Agreement include an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit all of the equity financing described above, which closed on the same date, to be used for working capital purposes. In addition, it was agreed that all principal payments due under the loan would be deferred until June 15, 2001. The total of the deferred payments will be $1.75 million. A bank fee of approximately $131,000 is being charged, which will be paid in six equal installments beginning on April 15, 2001.

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

    On November 16, 2000 the Company completed its acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. The Company issued 190,000 shares of Common Stock in connection with this acquisition.

    On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of our combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving us, at any time after four years from the closing, the right to demand Vitacost repurchase the stock we acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock we acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock we received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, we will record this investment on the cost basis. As long as we continue to hold at least a 10% interest, we will have one of the five available seats on the Vitacost.com, Board of Directors. Additionally, we have certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on our books, including intangibles, which approximates $69,000, including approximately two months of operating losses estimated at $277,000.

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

    Starting in July, 2000, one of the Company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the company. Beginning in August, 2000, the Company conducted an investigation related to its 1999 and 2000 sales practices, and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000. Substantially all of these arrangements were previously unknown to the current management team.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 1999. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions were granted early in 2000 related to sales in 1999, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the financial statements, relating to sales made in prior periods, reserves have been increased in the period such decisions were made and the amounts became known.

    The effect of the adjustments required as a result of this investigation was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through September 30, 2000 includes the deferral of approximately $1.9 million of gross profit from previously recorded sales now treated as "guaranteed" sales, and an additional $1.4 million of reserves for allowances granted to customers for sales in prior periods.

    The accompanying financial statements for the three month periods ended March 31, 1999 and 2000 have been restated to reverse sales with terms that provide the customer with a guaranteed sell through its customers and to increase the Company's reserves for allowances for doubtful accounts and returns and allowances.

RESULTS OF OPERATIONS

OPERATING RESULTS

    Consolidated net sales for the three months ended March 31, 2000 were $8,066,000 with an operating loss of $6,325,000 and a net loss of $6,776,000, and a net loss available to common shareholders of $8,066,000 or $.30 per basic and diluted share. Consolidated net sales for the same period in the prior year were $6,991,000 with a operating loss of $1,065,000 and a net loss of $654,000 or $.02 per basic and diluted share. Total operating expenses for the three months were $9,543,000 versus $4,649,000 for the same period in 1999.

SALES

    Net sales for the three months ended March 31, 2000, increased by $1,075,000, or 15%, to $8,066,000 from $6,991,000 for the comparable period in 1999. The increase in sales relates to the introduction of new products.

GROSS PROFIT

    Gross profit for the three months ended March 31, 2000 decreased by $366,000, or 10%, to $3,218,000, from $3,584,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended March 31, 2000 decreased to 40% from 52% in the comparable period in 1999. The decrease during the quarter in the gross margin resulted primarily from increased pricing concessions on new product introductions and shifts in product mix to items having lower margins.

SALES AND MARKETING

    Sales and marketing expenses for the three months ended March 31, 2000 increased by $2,808,000 or 160% to $4,563,000 from $1,755,000 for the comparable period in 1999. This increase was due primarily to the marketing and media campaign initiated by former management in an attempt to increase sales for the first quarter and for the year 2000. The main products promoted were Inholtra, Cholestaid, and Veromax. The Company also incurred significant cost in continual repackaging and redesign of its core product lines.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the three months ended March 31, 2000, increased by $1,694,000, or 83% to $3,739,000 from $2,045,000 for the comparable period in 1999. One item accounted for $1,720,000. In connection with the Withdrawal Agreement between the Company and the former Chairman of the Board, the current CEO and major shareholder transferred one million shares of personally owned Company common stock to the former Chairman of the Board. Although the company did not issue any additional shares, applicable accounting rules require the Company to take a charge of $1,720,000, the fair market value of stock as a compensation expense. This charge is a non-cash expense for the Company, which simultaneously records an increase in Paid in Capital for the same amount.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had cash and cash equivalents of approximately $1,130,000, and approximately $1,600,000 of availability under our revolving credit line. As of November 1, 2000, the Company had approximately, $180,000 in cash and cash equivalents and approximately $3,100,000 under our revolving credit line available. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placement. As of September 30, 2000, the Company had total current liabilities of $20,237,000, $7,340,000 of which consisted of accounts payable to vendors. Further as of September 30, 2000, the Company had a working capital deficit of $10,819,000, and an accumulated deficit of $33,651,000. The Company estimates that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of November 21, 2000 (approximately $2,000,000) will be sufficient to provide a source of working capital through approximately March 31, 2001. However, this estimate does not give effect to payments, which may be made to vendors to reduce outstanding accounts payables. Further, there can be no assurances that the vendors will continue to supply the Company with goods and services in the event that such accounts payables are not reduced, which may have an adverse effect on the Company's continued operations. In addition, based on the past practice of the Company's largest customers to take deductions against accounts receivables to the Company, although the Company believes that it has identified and reserved for such deductions, such practices may have an adverse effect on the Company's future cash flow.

    During the three months ended March 31, 2000, the Company experienced negative cash flow from operations of $2,235,000. The sale of equity securities in January and March, 2000, provided an aggregate of approximately $5,376,000 in proceeds to the Company. Approximately $1,801,000 of these proceeds were ultimately used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

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

    On October 27, 2000, the credit facility was further amended with respect to both its term debt and revolving credit agreements. In addition, the lender waived any and all defaults then in existence. The major amendments of the Waiver and Amendment No. 4 to Secured Credit Agreement included an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit the October, 2000 equity financing, to be used for working capital purposes. Also see the financial statement footnote "Subsequent Events". In addition, the Company and the lender agreed that all principal payments due under the loan would be deferred until June 15, 2001. The total of the deferred payments will be approximately $1.75 million. The lender also allowed the Company to use the proceeds from a private placement of securities, closed on October 27, 2000, resulting in net proceeds of approximately $2,720,000 to the Company, for working capital purposes. The lender charged the Company a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal installments commencing April 15, 2001.

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

    Concurrent with the issuance of the preferred stock, the Company sold a 10% interest in its wholly owned subsidiary, HealthZone.com, to the same investors for 1,000,000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the Company's financial statements.

    On March 27, 2000, the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for aggregate proceeds of $2,100,000. On September 7, 2000, two of the Company's suppliers settled the balances due them from the Company, which approximated $950,000, by converting such debt of the Company into equity. In connection therewith, the Company issued an aggregate of 328,334 shares to these suppliers. The conversion agreement are substantially similar and contain certain provisions to minimize losses in value in the event the Company is sold or the control shareholder is able to sell stock at higher values.

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

    The Company was recently served in a lawsuit. Veromax International, LLC (Plaintiff) v. Omni Nutraceuticals, Inc. (Defendant), currently pending in the Circuit Court of Maryland for Baltimore County, Case No. 03-C-00-009605. The litigation concerns a Distribution Agreement between Veromax and Omni, dated September 10, 1999, wherein Omni was appointed the exclusive distributor for the product Veromax. In the litigation, Veromax International seeks to terminate the Distribution Agreement and seeks damages for breach of contract. The Company contends that it is not in breach of the agreement between parties, the distributorship is still valid, and it should continue to sell the product. It ancitipates filing a cross-complaint against the plaintiff for the plantiff's breach of contract and seeking substantial damages. The parties are currently working to resolve the dispute without futher litigation. While it is far too early to predict an outcome, if this matter is ultimately found in favor of the plaintiff, it could have a material adverse affect on the Company's financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 5, 2000, as compensation for serving on the Board of Directors, the Company issued two directors 30,000 shares of common stock. The accompanying financial statements include a charge of $30,000 to reflect this issue of shares.

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

    Each warrant permits the Holder thereof to acquire one share of common stock at any time within five years of the closing for 120% market value, defined as the average of the two lowest quoted closing bid prices over the five trading days preceding the closing.

    The Series A may be redeemed by the Company at any time after closing at a price per share equal to the greater of:

(i)
$1,400, plus an Additional Amount per Share, defined as 60% the face amount of the Series A being redeemed, multiplied by the number of days since the closing, divided by 365 (the "Optional Redemption Price") or,

(ii)
the market price of the Common Stock into which the Series A being redeemed could be converted as of the date of the notice of optional redemption. On the fourth anniversary of the Issue date, any existing shares of Series A, together with the additional amount, must either be converted into Common Stock pursuant to the conversion formula or redeemed for cash at the Optional Redemption Price.

    In the event any conversion of Series A would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the Series A representing such excess must be redeemed, in cash for $1,400.00 per share, plus the additional amount.

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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS
(B)	REPORTS ON FORM 8-K

    On January 24, 2000 the Company filed a Report on Form 8-K under Item 5 disclosing a lawsuit filed against the Company, Klee Irwin and Louis Mancini by David Mandel, Jeffrey D. Segal and Gordon D. Barker.

    On January 31, 2000 the Company filed a Report on Form 8-K under Item 5 disclosing an equity transaction with American Equities, LLC and Corporate Financial Enterprises, Inc.

    On April 14, 2000 the Company filed a Report on Form 8-K under Item 5 disclosing:

(i)	the resignation of Lindsey Duncan from the Board of Directors and as an officer of the Company and related agreements between Mr. Duncan and the Company; and
(ii)	the election of Martin Sumichrast as a Director, and his subsequent resignation;

(iii)	the termination of employment of Louis Mancini as President and Chief Executive Officer of the Company;
(iv)	the appointment of Klee Irwin as President and Chief Executive Officer;
(v)	the adoption of a Consulting Agreement with Liviakis Financial Communications, Inc.;
(vi)	the approval and execution of a termination agreement with Mr. Louis Mancini; and
(vii)	the closing of a transaction with investors for a private placement of 700,000 shares of the Company's common stock at $3.00 per share with total gross proceeds of $2,100,000.

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

    On November 3, 2000, the Company filed a Form 8-K regarding the completion, on October 27, 2000, of a private placement of its newly-created Series A Convertible Preferred Stock.

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

    On February 2, 2001, the Company filed a Form 8-K regarding the discontinued effectiveness of certain lock-up agreements between four of its largest shareholders covering approximately nineteen million shares of the Company's common stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI NUTRACEUTICALS, INC.
By:	/s/ KLEE IRWIN Klee Irwin President & CEO

Dated: February 22, 2001

QuickLinks

Omni Nutraceuticals, Inc. Index to Form 10-Q/A
OMNI NUTRACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
1999
2000
Omni Nutraceuticals, Inc. Notes to Condensed Consolidated Financial Statements Three Months Ended March 31, 2000 (Unaudited)
SIGNATURES