Form 10-Q/A
period 2000-06-30
OMNI NUTRACEUTICALS
filed 2001-02-23
CIK 857353

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
Restated

	June 30, 2000	December 31, 1999
	(Unaudited)
	(Restated)
Current Assets
Accounts Receivable, net	$6,181,000	$2,685,000
Inventories	5,101,000	7,869,000
Prepaid Expenses and Other	1,415,000	539,000
Notes Receivable	447,000	11,000

Total Current Assets	13,144,000	11,104,000
Property and Equipment, net	1,495,000	1,516,000
Trademarks and Websites	17,467,000	12,798,000
Intangibles	2,263,000	2,422,000
Other Assets	957,000	1,693,000

Total Assets	$35,326,000	$29,533,000

Liabilities and Stockholders' Equity
Current Liabilities
Cash Overdraft	$890,000	$165,000
Accounts Payable	8,781,000	7,176,000
Accrued Liabilities	4,095,000	2,875,000
Line of Credit	4,979,000	6,436,000
Current Portion of Term Loan	2,332,000	2,332,000
Current Portion of Notes Payable	21,000	176,000
Income Taxes Payable	—	52,000
Customer Deposits	450,000	450,000

Total Current Liabilities	21,548,000	19,662,000
Term Loan, net of Current Portion	8,529,000	10,085,000
Notes Payable, net of Current Portion	98,000	102,000
Minority Interest	—
Stockholders' Equity
Shares issueable under legal settlement		1,200,000
Common Stock	324,000	274,000
Additional Paid in Capital	34,498,000	18,008,000
Treasury Stock	(50,000)	(50,000)
Deficit	(29,621,000)	(19,748,000)

Total Stockholders' Equity	5,151,000	(316,000)

Total Liabilities and Stockholders equity	$35,326,000	$29,533,000

See Notes to Consolidated Financial Statements

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months Ended June 30		Six months Ended June 30
	2000	1999	2000	1999
	Restated		Restated
Net Sales	$10,846,000	$7,989,000	$18,912,000	$14,980,000
Cost of Sales	6,663,000	3,950,000	11,511,000	7,357,000

Gross Profit	4,183,000	4,039,000	7,401,000	7,623,000
Costs and Expenses
Distribution Expenses	608,000	755,000	1,194,000	1,342,000
Sales and Marketing	1,689,000	2,843,000	6,252,000	4,598,000
General and Administrative	1,694,000	2,286,000	5,336,000	4,428,000
Depreciation and Amortization	721,000	598,000	1,376,000	860,000
Write-off of Surgical Technologies		390,000		390,000

Total Costs and Expenses	4,712,000	6,872,000	14,158,000	11,618,000
(Loss) from Operations	(529,000)	(2,833,000)	(6,757,000)	(3,995,000)
Other Income (Expense)
Interest Income	9,000	17,000	22,000	32,000
Interest Expense	(636,000)	(472,000)	(1,198,000)	(450,000)
Other Income (Expense)	10,000	3,000	11,000	474,000

Total Other Income (Expense)	(617,000)	(452,000)	(1,165,000)	56,000

Minority Interest	—		—
Net (Loss) before Income Taxes	(1,146,000)	(3,285,000)	(7,922,000)	(3,939,000)

Income Tax (Benefit)	—	(123,000)		(123,000)
Net (Loss)	(1,146,000)	(3,162,000)	(7,922,000)	(3,816,000)

Preferred Stock Dividends	—		1,950,000

Net (Loss) Available to Common Shareholders	$(1,146,000)	$(3,162,000)	$(9,872,000)	$(3,816,000)

Net (Loss) per common share
Basic	$(0.04)	$(0.11)	$(0.33)	$(0.14)
Diluted	$(0.04)	$(0.11)	$(0.33)	$(0.14)
Weighted Average Shares Outstanding
Basic	32,028,218	28,247,945	29,758,250	28,128,389
Diluted	32,028,218	28,247,945	29,758,250	28,128,389

See Notes to Consolidated Financial Statements

OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30
	2000	1999
	Restated
Cash Flows From Operating Activities
Net Income (Loss)	$(7,922,000)	$(3,816,000)
Adjustments to reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,376,000	821,000
(Gain) Loss on Disposal of Assets		(481,000)
Write-off of Surgical Technologies Assets		390,000
Issuance of Warrants and Options	194,000	293,000
Issuance of Shares for Services	1,760,000
Amortization of Notes from Officers		67,000
(Increase) Decrease in:
Accounts Receivable	(3,496,000)	647,000
Inventory	2,768,000	(504,000)
Prepaid and Other	(364,000)	(203,000)
Increase (Decrease) in:
Bank Overdraft	725,000
Accounts Payable	1,605,000	1,501,000
Accrued Liabilities	1,220,000	181,000
Income Taxes	(52,000)	(135,000)

Cash Provided by (Used in) Operating Activities	(2,186,000)	(1,239,000)
Cash Flows From Investing Activities
Acquisition of Fixed Assets	(196,000)	(318,000)
Purchase of Inholtra and HVE		(13,502,000)
Net Proceeds from Asset Dispositions		386,000
Decrease in Other Assets	233,000	(46,000)
Collections on Notes Receivable	4,000	1,000

Cash Provided by (Used in) Investing Activities	41,000	(13,479,000)
Cash Flows From Financing Activities
Proceeds from Issuance of Common Stock	2,418,000	85,000
Proceeds from Issuance of Preferred Stock	1,900,000	—
Proceeds from sale of minority interest	1,000,000	—
Proceeds from Issuance of Warrants	100,000	—
Repayments of previous line of credit	—	(1,000,000)
Borrowings (Repayments) under existing Line of Credit	(1,457,000)	3,602,000
Borrowings on Long Term Borrowings	—	13,000,000
Repayments from Long Term Borrowings	(1,716,000)	(146,000)
Costs Incurred with Financing	(100,000)	(992,000)

Cash Provided by (Used in) Financing Activities	2,145,000	14,549,000

Net Increase (Decrease) in Cash	—	(169,000)
Cash and Cash Equivalents, Beginning of Period	—	426,000

Cash and Cash Equivalents, End of Period	$—	$257,000

See Notes to Consolidated Financial Statements

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

Omni Nutraceuticals, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2000
(Unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc. (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below, in the consolidated financial statements) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to 2000 presentation. For the three-month and six-month periods ended June 30, 2000 and June 30, 1999, no common stock equivalents were included in loss per share calculations because they would have been anti-dilutive.

Note 2.  Restatement

    Starting in July, 2000, one of the Company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the Company. Subsequently, the Company conducted an investigation related to its 1999 and 2000 sales practices, and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000. Substantially all of these arrangements were previously unknown to the current management team.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the six months ended June 30, 2000. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions were granted early in 2000 related to sales in 1999, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the financial statements, relating to sales made in prior periods, reserves have been increased in the period such decisions were made and the amounts became known.

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

    The accompanying financial statements for the three and six month periods ended June 30, 1999 and 2000 have been restated to reflect the deferral of sales with terms that provide the customer with a guaranteed sell through and to increase the Company's reserves for allowances for doubtful accounts and customer allowances.

    The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, accounts receivable and inventories as of and for the three and six months ended June 30, 2000 is as follows:

	Three Months Ended June 30, 2000
	As Originally Reported	Restatement	As Restated
Net Sales	$9,561,000	$1,285,000	$10,846,000
Cost of Sales	5,550,000	1,113,000	6,663,000
Gross Profit	4,011,000	172,000	4,183,000
Net Loss	(1,318,000)	172,000	1,146,000
Loss Per Common Share:
Basic	(0.04)	(0.00)	(0.04)
Diluted	(0.04)	(0.00)	(0.04)
Balance sheet data:
Accounts receivable	6,467,000	(1,846,000)	6,181,000
Inventories	4,409,000	692,000	5,101,000
Accrued liabilities	(1,652,000)	(2,443,000)	(4,095,000)
	Six Months Ended June 30, 2000
	As Originally Reported	Restatement	As Restated
Net Sales	$17,350,000	$1,562,000	$18,912,000
Cost of Sales	10,106,000	1,405,000	11,511,000
Gross Profit	7,244,000	(157,000)	7,401,000
Net Loss	(8,079,000)	(157,000)	(7,922,000)
Loss Per Common Share:
Basic	(0.34)	(0.01)	(0.33)
Diluted	(0.34)	(0.01)	(0.33)

Note 3.  Going Concern Issues

    In connection with the audit for the year ended December 31, 1999, the Company received a report from its independent auditors that included an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 4.  New Authoritative Pronouncements

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principles effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No, 101 will have a material effect on the Company's revenue recognition and results of operations.

Note 5.  Acquisitions

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

    On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. This transaction is described in more detail in Note 8.

Note 6.  Credit Facility

    The current credit facility consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). Initially, the $13 million Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999 and were to increase to $750,000 on October 15, 2002 until the loan was paid in full on April 15, 2004. The credit facility also contained certain financial and other covenants or restrictions including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on incurrence of indebtedness, and restrictions on dividends paid by the Company.

    On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the term of both loans to April 30, 2001, when the loans were to be payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly. The amendment also required the Company to meet revised financial covenants. As of June 30, 2000, the Company was in default of certain of those restrictive covenants.

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

Note 7.  Capital Transactions

    During the first six months of year 2000, as compensation for serving on the Board of Directors, the Company issued two directors a total of 30,000 shares of common stock. The accompanying financial statements include a charge of $30,000 to reflect this issue of shares.

    On January 24, 2000, the Company completed an equity transaction whereby the Company issued 2,000,000 shares of its newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven-year warrants to purchase 550,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants sold by the Company was $2,000,000. Concurrently, HealthZone issued 222,222 shares of its common stock (approximately 10% of shares outstanding) and a seven-year warrant to purchase up to 37,000 shares of its common stock for a purchase price of $1,000,000. In connection with the above transaction, the Company (i) provided the investor the right to elect one director, (ii) provided the investor certain registration rights, (iii) amended its Articles of Incorporation to provide for the Preferred Shares, (iv) amended the Settlement Agreement between the Company and Klee Irwin as it related to certain funding provisions of HealthZone, and (v) entered into two separate consulting agreements, one of which requires the Company to issue 50,000 shares of its common stock. Further, in connection with the above transaction, the Chairman (Duncan) and the former Chief Executive Officer (Irwin), both significant shareholders, each sold 220,000 (totaling 440,000) shares of their personally held Company common stock to the investing parties for $250,000 (totaling $500,000). On March 24, 2000, all of the issued and outstanding Preferred Shares, plus accrued dividends, were converted into 2,016,438 shares of common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

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

    On March 29, 2000, the Company sold 700,000 shares of common stock to individual investors organized by LFC in a private placement for aggregate proceeds of$2,100,000.

    On April 13, 2000, the Company finalized the settlement of the lawsuit filed by the former shareholders of Health & Vitamin Express by issuing 363,636 shares of common stock and granting a warrant expiring in 2005 to buy 100,000 shares of common stock for $2.25 per share. Due to the issuance of these shares, the Company has reclassified the contingent shares to additional paid in capital.

    On April 20, 2000, the Company entered into a one year consulting agreement with a financial advisor. The agreement calls for the issuance of options to purchase 30,000 shares of common stock at $3.86 per share. The options vest 7,500 at the end of each three months after the initiation of the contract.Related to the agreement, the Company has recorded $115,000 of prepaid consulting fees, which is being amortized as consulting expense over the term the services are being provided.

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

Note 8.  Subsequent Events

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

    On November 7, 2000, the NASDAQ/NMS halted trading of the Company's Stock. NASDAQ delisted the Common Stock from trading on November 17, 2000. The Company's Common Stock is currently quoted in the "Pink Sheets," which are published by the National Quotation Bureau.

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

    On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving us, at any time after four years from the closing, the right to demand Vitacost repurchase the stock we acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock the Company acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock the Company received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, the Company will record this investment on the cost basis. As long as the Company continues to hold at least a 10% interest, the Company will have one of the five available seats on the Vitacost Board of Directors. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $371,000. The Reserve for Loss on Discontinued Operations represents the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on our books, including intangibles, and approximates $573,000, including approximately two months of operating losses.

    On February 21, 2001, the Company was advised of a lawsuit; Media Networks, Inc. v. Omni Nutraceuticals, Inc., Los Angeles Superior Court Case No. BC 247503, for amounts due an open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it has been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Omni Nutraceuticals, Inc. (the "Company" "Omni") is a formulator and supplier of branded natural health, herbal, and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores, and via the Internet.

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

    The accompanying financial statements for the three and six month periods ended June 30, 1999 and 2000 have been restated to reverse sales with terms that provide the customer with a guaranteed sell through its customers and to increase the Company's reserves for allowances for doubtful accounts and customer allowances.

Operating Results

    Consolidated net sales for the three months ended June 30, 2000 were $10,846,000 with an operating loss of $529,000 and a net loss of $1,146,000 or $0.04 per basic and diluted share. Consolidated net sales for the same period in the prior year were $7,989,000 with an operating loss of $2,833,000 and a net loss of $3,162,000 or $.11 per basic and diluted share. Total operating expenses for the three months ended June 30, 2000 were $4,712,000 compared with $6,872,000 for the same period in 1999.

    Consolidated net sales for the six months ended June 30, 2000 were $18,912,000 with an operating loss of $6,757,000, a net loss of $7,922,000 and a net loss available to common shareholders of $9,872,000 or $.33 per basic and diluted share. Consolidated net sales for the same period in the prior year were $14,980,000 with an operating loss of $3,995,000 and a net loss of $3,816,000 or $.14 per basic and diluted share. Total operating expenses for the six months ended June 30, 2000 were $14,158,000 compared with $11,618,000 for the same period in 1999.

Sales

    Net sales for the three months ended June 30, 2000 increased by $2,857,000 or 36%, to $10,846,000, from $7,989,000 for the comparable period in 1999. The increase in sales relates to introduction of new products in 2000 and an overall increase in sales from some of the existing product lines.

    Net sales for the six months ended June 30, 2000 increased by $3,932,000 or 26%, to $18,419,000, from $14,980,000 for the comparable period in 1999. The increase in sales relates to introduction of new products in 2000 and an overall increase in sales from some of the existing product lines.

Gross Profit

    Gross profit for the three months ended June 30, 2000 increased by $144,000 or 4%, to $4,183,000 from $4,039,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended June 30, 2000 decreased to 39% from 51% in the comparable period in 1999. The decrease in the margin percentage relates to a shift in the product-mix to certain items that have a slightly lower margin, increased pricing concessions offered and sales adjustments given to customers.

    Gross profit for the six months ended June 30, 2000 decreased by $222,000 or 3%, to $7,401,000 from $7,623,000 for the comparable period in 1999. Gross profits as a percentage of sales for the six months ended June 30, 2000 decreased to 39% from 51% in the comparable period in 1999. The decrease in the margin percentage relates to a shift in the product-mix to certain items that have a slightly lower margin, increased pricing concessions offered and sales adjustments given to customers.

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

Liquidity and Capital Resources

    As of June 30, 2000, the Company had cash and cash equivalents of zero, and approximately $1,131,000 of availability under our revolving credit line. As of November 1, 2000, the Company had approximately, $180,000 in cash and cash equivalents and approximately $3,100,000 under our revolving credit line available. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placements during the six months ended June 30, 2000. As of June 30, 2000, the Company had total current liabilities of $21,548,000, $8,781,000 of which consisted of accounts payable to vendors. Further as of September 30, 2000, the Company had a working capital deficit of $8,404,000, and an accumulated deficit of $29,621,000. The Company estimates that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of November 21, 2000 (approximately $2,000,000) will be sufficient to provide a source of working capital through approximately March 31, 2001. However, this estimate does not give effect to payments, which may be made to vendors to reduce outstanding accounts payables. Further, there can be no assurances that the vendors will continue to supply the Company with goods and services in the event that such accounts payables are not reduced, which may have an adverse effect on the Company's continued operations. In addition, based on the past practice of the Company's largest customers to take deductions against accounts receivables to the Company, although the Company believes that it has identified and reserved for such deductions, such practices may have an adverse effect on the Company's future cash flow.

    During the six months ended June 30, 2000, the Company experienced negative cash flow from operations of $2,186,000. The sale of equity securities in January, 2000 and of a minority interest in the Company's subsidiary, HealthZone.com, provided an aggregate of approximately $5,418,000 in proceeds to the Company. Approximately $3,273,000 of these proceeds were used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

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

    On February 21, 2001, the Company was advised of a lawsuit; Media Networks, Inc. v. Omni Nutraceuticals, Inc., Los Angeles Superior Court Case No. BC 247503, for amounts due an open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it has been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

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

    Concurrent with the issuance of the preferred stock, the Company sold a 10% interest in its wholly owned subsidiary, HealthZone.com to the same investors for 1,000,000. The excess of the investment over the interest in the subsidiary's net equity that was sold has been recorded as an increase in paid in capital on the Company's financial statements.

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

    On August 3, 2000, the Company finalized all requirements in connection with its acquisition of the assets of Vitamin Discount Connection, Inc. ("VDC"), and, in connection therewith issued 190,000 shares of common stock.

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

    On October 27, 2000, the Company completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company will use the net proceeds of the offering in the amount of approximately $2,720,000, after certain fees and expenses, for working capital purposes. Among other rights granted the Holders, the Company is to file a registration statement for the common stock into which the Series A is convertible within 30 days after the closing.

Item 3.  Defaults Upon Senior Securities

    As of June 30, 2000, the Company was in violation of several of the revised covenants contained in the credit facility and is negotiating with the lender for waivers. See note 6 to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Securities

    None

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

OMNI NUTRACEUTICALS, INC.
By	/s/ KLEE IRWIN Klee Irwin President & CEO

    Dated: February 22, 2001

QuickLinks

Omni Nutraceuticals, Inc. Index to Form 10-Q/A
PART I. FINANCIAL INFORMATION
OMNI NUTRACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS Restated
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
OMNI NUTRACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
1999
2000
Omni Nutraceuticals, Inc. Notes to Consolidated Financial Statements Six Months Ended June 30, 2000 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES