Form 10-Q
period 2000-09-30
OMNI NUTRACEUTICALS
filed 2001-02-23
CIK 857353

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /x/  No: / /

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 2000 was 32,767,507.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2000 Unaudited	December 31, 1999 Restated
CURRENT ASSETS
Cash and Cash Equivalents	$130,000	$—
Accounts Receivable, net	4,089,000	2,685,000
Inventories	4,165,000	7,869,000
Prepaid Expenses and Other	1,034,000	539,000
Notes Receivable	—	450,000

Total Current Assets	9,418,000	11,543,000

Property and Equipment, net	1,409,000	1,516,000
Trademarks and Websites	16,947,000	12,798,000
Intangibles	2,085,000	2,422,000
Other Assets	798,000	1,254,000

Total Assets	$30,657,000	$29,533,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of Credit	$6,066,000	$6,436,000
Current Portion of Term Loan	2,333,000	2,332,000
Current Portion of Notes Payable	23,000	176,000
Cash Overdraft	—	165,000
Accounts Payable	7,340,000	7,176,000
Accrued Liabilities	4,025,000	2,875,000
Income Taxes Payable	—	52,000
Sales Allowances Due to Customers	—	—
Customer Deposits	450,000	450,000

Total Current Liabilities	20,537,000	19,662,000
Term Loan, net of Current Portion	7,944,000	10,085,000
Notes Payable, net of Current Portion	85,000	102,000
Stockholders' Equity (deficit)
Shares issuable under legal settlement		1,200,000
Common Stock	328,000	274,000
Additional Paid in Capital	35,764,000	18,008,000
Treasury Stock (at cost)	(50,000)	(50,000)
Accumulated Deficit	(33,651,000)	(19,748,000)

Total Stockholders' Equity	2,391,000	(316,000)

Total Liabilities and Stockholders' Equity	$30,657,000	$29,533,000

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2000 Unaudited	1999 Restated	2000 Unaudited	1999 Restated
Net Sales	$5,136,000	$8,506,000	$23,916,000	$23,155,000
Cost of Sales	3,894,000	4,466,000	15,329,000	11,638,000

Gross Profit	1,242,000	4,040,000	8,587,000	11,517,000
Costs and Expenses:
Distribution Expenses	517,000	672,000	1,711,000	1,750,000
Sales and Marketing	1,125,000	2,304,000	7,263,000	6,461,000
General and Administrative	1,422,000	1,821,000	6,698,000	6,438,000
Depreciation and Amortization	548,000	429,000	1,566,000	1,056,000
Write-off of Surgical Technologies				390,000

Total Costs and Expenses	3,612,000	5,226,000	17,238,000	16,095,000

Loss from Operations	(2,370,000)	(1,186,000)	(8,651,000)	(4,578,000)
Other Income (Expense)
Interest Income	1,000	(8,000)	18,000	24,000
Interest Expense	(1,014,000)	(408,000)	(2,212,000)	(838,000)
Other Income (Expense)	(33,000)	2,000	(22,000)	486,000

Total Other Income (Expense)	(1,046,000)	(414,000)	(2,216,000)	(336,000)

Net Loss before Income Taxes and Discontinued Operations	(3,416,000)	(1,600,000)	(10,867,000)	(4,914,000)
Income Tax (Benefit)		(113,000)		(236,000)

Net Loss from Continuing Operations	(3,416,000)	(1,487,000)	(10,867,000)	(4,678,000)
Discontinued Operations:
Loss on Operations of Discontinued Internet Division, Net of Taxes of $0	(614,000)	(304,000)	(1,085,000)	(929,000)

Net Loss	(4,030,000)	(1,790,000)	(11,952,000)	(5,607,000)

Preferred Stock Dividends			1,950,000
Net Loss Available to Common Shareholders	$(4,030,000)	$(1,790,000)	$(13,902,000)	$(5,607,000)

Net Loss per common share
Basic	$(0.12)	$(0.06)	$(0.45)	$(0.20)
Diluted	$(0.12)	$(0.06)	$(0.45)	$(0.20)
Weighted Average Shares Outstanding
Basic	32,496,120	28,255,445	30,678,036	28,165,287
Diluted	32,496,120	28,255,445	30,678,036	28,165,287

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2000 Unaudited	1999 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(11,952,000)	$(5,607,000)
Adjustment to reconcile Net Income
(Loss) to Net Cash Provided by (Used In) Operating Activities
Depreciation and Amortization	2,347,000	1,395,000
(Gain) Loss on Disposal of Assets	—	(481,000)
Write-off of Surgical Technologies Assets	—	390,000
Issuance of Warrants and Operations	194,000	519,000
Issuance of Shares of Services	3,010,000	114,000
Amortization of Notes from Officers	—	134,000
(Increase) Decrease in:
Accounts Receivable	(1,404,000)	586,000
Inventory	3,704,000	(1,331,000)
Prepaid Other	(367,000)	(529,000)
Increase (Decrease) in:
Bank Overdraft	(165,000)	128,000
Accounts Payable	164,000	2,286,000
Accrued Liabilities	1,150,000	240,000
Income Taxes	(52,000)	(288,000)

Cash (Used In) Operating Activities	(3,371,000)	(2,444,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets	(218,000)	(905,000)
Purchase of Inholtra and HVE	—	(13,471,000)
Net Proceeds from Asset Dispositions	—	386,000
(Increase) Decrease in Other Assets	895,000	(36,000)
Collections on Notes Receivable	450,000	258,000

Cash Used in Investing Activities	1,127,000	(13,768,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	2,424,000	85,000
Proceeds from Issuance of Preferred Stock	1,900,000	—
Proceeds from Issuance of Warrants	100,000	—
Proceeds from Sale of Minority Interest	1,000,000	—
Repayments of old line of credit	—	(1,000,000)
Borrowings (Repayments) under existing Line of Credit	(370,000)	4,914,000
Borrowings on Long Term Borrowings	—	13,000,000
Repayments on Long Term Borrowings	(2,141,000)	(221,000)
Costs Incurred with Financing	(100,000)	(992,000)

Cash Provided by Financing Activities	2,813,000	15,786,000
Net Increase (Decrease) in Cash	130,000	(426,000)
Cash and Cash Equivalents, Beginning of Period	—	426,000

Cash and Cash Equivalents, End of Period	$130,000	$—

See Notes to Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
(Unaudited)

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

See Notes to Consolidated Financial Statements

OMNI NUTRACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc. (the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below in Note 2 of the consolidated financial statements) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A for the year ended December 31, 1999.

  Net Loss Per Share

    For the three-month and nine-month periods ended September 30, 2000 and September 30, 1999, no common stock equivalents were included in the net loss per share because they would have been anti-dilutive.

  Reclassifications

    Certain 1999 amounts have been reclassified to conform to 2000 presentation.

NOTE 2. RESTATEMENT

    Starting in July, 2000, one of the Company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the Company. Starting in August 2000, the Company conducted an investigation related to its 1999 and 2000 sales practices and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000. Substantially all of these arrangements were previously unknown to the current management team.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which allowances and concessions were granted early in 2000 related to sales in 1999, the reserves for such allowances and concessions have been increased as of December 31, 1999. In situations in which additional allowances or concessions were granted subsequent to the original issuance of the financial statements, relating to sales made in prior periods, reserves have been increased in the period such decisions were made and the amounts became known.

    The effect of the adjustments required as a result of this investigation was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through September 30, 2000 which includes the deferral of approximately $1.7 million of gross profit from previously recorded sales now treated as "guaranteed sales," and an additional $1.4 million of reserves for allowances granted to customers for sales in prior periods, approximates to $3.2 million.

    The accompanying financial statements for the three and nine month periods ended September 30, 1999 have been restated to reflect the deferral of sales with terms that provide the customer with a guaranteed sell through to its customers and to increase the Company's reserves for allowances for doubtful accounts and customer allowances.

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

NOTE 5. ACQUISITIONS

    On February 15, 1999, we acquired by way of a merger with and into our California subsidiary, HealthZone.com, Health & Vitamin Express, Inc. ("HVE"), a California on-line retailer of health products, in consideration for the issuance of 363,636 shares of our common stock issued in a private placement to the three shareholders of HVE, with a further contingent issue of 363,636 shares of common stock depending upon HVE meeting certain performance criteria (and assuming a $10 million investment in our subsidiary within 36 months) and the assumption of approximately $571,000 of debt.

    Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated.

    On March 10, 1999, we acquired certain assets and liabilities of Inholtra Investment Holdings and Trading, N.V., Inholtra Inc. and Inholtra Natural, Ltd., including the Inholtra-registered trademark-brand of anti-joint pain product and associated trademarks, patent and inventory, for $13.3 million, which was initially seller financed with a short term promissory note, and subsequently refinanced in June 1999 with a $20 million secured asset based term and revolving credit facility with a bank. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    During the first three quarters of 2000, the Company continued implementing a strategic initiative to build our presence in the Internet sector of the vitamin, food supplements and nutraceuticals industry. In March 2000, the Company announced the acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. 190,000 shares of common stock were issued in connection with this acquisition, which was closed in November, 2000. That was followed, in April 2000, with announcements of the acquisitions of SmartBasics, another e-tailer and mail order retailer of nutritional and health-related products, and HealthShop.com, an e-tailer of similar products. On May 25, 2000, 170,000 shares of common stock were issued in connection with the acquisition of SmartBasics.com, Inc. and on May 28, 2000, 838,951 shares of common stock were issued in connection with the acquisition of HealthShop.com. All such acquisitions were accounted for using the purchase method of accounting.

    Our Internet operations consist of the HealthZone, SmartBasics, Vitamin Discount Connection and HealthShop businesses. On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of our combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. This transaction is described in more detail in Note 8.

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

    On May 8, 2000, the Company's credit facility was amended. As a condition of the waiver of certain covenant defaults, the amendment changed the term of both loans to April 30, 2001, when the loans are to be payable in full. Further, the Term Loan amortization and interest payment schedule was changed from quarterly to monthly. The amendment also required the Company to meet revised financial covenants. As of September 30, 2000, the Company was in default of certain of those restrictive covenants.

    On October 23, 2000, the credit facility was further amended with respect to both its term debt and revolving loan provisions. In addition, the lender waived any and all defaults then in existence. The major amendments include an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term loans from April 30, 2001 to July 30, 2002 and an agreement to permit all of an equity financing, closed on the same date, to be used for working capital purposes. See Note 8 "Subsequent Events". In addition, it was agreed that all principal payments, aggregating approximately $1.56 million, due under the loan would be deferred until June 15, 2001.

    The revolving line of credit is secured by substantially all of the company's assets bearing interest at either the bank's prime rate plus 1.75% or the London Inter-Bank Offering Rate ("LIBOR") plus 3.25%. The balance outstanding at September 30, 2000 was $6,066,000.

    The term loan is secured by substantially all of the Company's assets and bears interest at either the bank's prime rate plus 2.25% or LIBOR plus 3.75%. The outstanding balance was $10,277,000 at September 30, 2000 and $12,417,000 at December 31, 1999.

NOTE 7. CAPITAL TRANSACTIONS

    During the first nine months of year 2000, as compensation for serving on the Board of Directors, the Company issued two current directors and one former director a total of 40,000 shares of common stock. The accompanying financial statements include a charge of $40,000 to reflect this issue of shares.

    On January 24, 2000, the Company completed an equity transaction whereby we issued up to 4,500,000 shares of a newly created 5% Convertible Preferred Stock, Series A ("Preferred Shares") and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants was $2,000,000, including $100,000 for the purchase of a seven-year warrant to acquire 500,000 shares at $2.25. In connection with this financing, HealthZone issued 222,222 shares of its common stock, representing approximately 10% of the then outstanding number of shares, and a seven-year warrant to purchase up to 37,000 shares of its common stock for $1,000,000. On March 24, 2000, all of the issued and outstanding Preferred Shares were converted into 2,016,438 shares of common stock. In connection with the equity financing completed on October 27, 2000 and described elsewhere herein, certain of our major stockholders, including those participating in this transaction, executed agreements ("lock up agreements") specifying, among other things, that they would not sell, transfer or otherwise dispose of substantially any shares of our common stock that they hold until September 25, 2001.

    On March 12, 2000, the Company entered into a two year consulting agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the consulting services to be rendered to the Company by LFC. Under the terms granted to LFC, the Company issued 800,000 shares during March, 2000. The balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. Pursuant to a provision in the consulting agreement, LFC is entitled to receive a finders fee in connection with any debt or equity financing for the Company from a source introduced to the Company, or its nominee, from LFC and a finders fee in connection with any acquisition of the Company by any candidate introduced to the Company, or its nominee, by LFC. The shares have been recorded as an issuance cost on the accompanying financial statements.

    On March 27, 2000, we completed a private placement of its securities whereby 700,000 shares of common stock were sold for an aggregate purchase price of $2,100,000. We used the proceeds from the sale of its securities to reduce indebtedness and for working capital purposes. The principal investor in this transaction also executed a lock up agreement as described above.

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

    During the first three quarters of 2000, we continued implementing a strategic initiative to build our presence in the Internet sector of the vitamin, food supplements and nutraceuticals industry. In March 2000, we announced the acquisition of Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. We issued 190,000 shares of common stock in connection with this acquisition, which was closed in November, 2000. That was followed, in April 2000, with announcements of the acquisitions of SmartBasics, another e-tailer and mail order retailer of nutritional and health-related products, and HealthShop.com, an e-tailer of similar products. On May 25, 2000, we issued 170,000 shares of common stock in connection with the acquisition of SmartBasics.com, Inc. and on May 28, 2000, we issued 838,951 shares of common stock in connection with the acquisition of HealthShop.com. All such acquisitions were accounted for using the purchase method of accounting.

    Our Internet operations consist of the HealthZone, SmartBasics, Vitamin Discount Connection and HealthShop businesses. On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of our combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. This transaction is described in more detail in Note 8 below.

NOTE 8. SUBSEQUENT EVENTS

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

    The Preferred Stock is convertible into Common Stock on the following basis: The number of shares of Common Stock to be issued is equal to the stated value of the number of shares of Preferred Stock being converted, together with any accrued dividends (the "Additional Amount") thereon, divided by the "Conversion Price". The Conversion Price is equal to the lesser of (i) 115% of the average of the two lowest bid prices quoted on the exchange where the Company's Common Stock is traded during the ten days preceding the closing or, (ii) 80% of the average of the two lowest bid prices of the Common Stock during the five days preceding conversion. Pursuant to the Securities Purchase Agreement and related documents, the Company is required to file a registration statement, registering for resale the number of common shares issuable assuming a market price of $.75 per share upon conversion of all of the Preferred Stock, plus warrants. The Securities Purchase Agreement includes certain provisions for liquidated damages against the Company if a registration statement for the related securities is not filed within 30 days or declared effective within 90 days after October 27, 2000.

    On October 23, 2000 the Company's credit facility was amended with respect to both its term debt and revolving credit agreement. In addition, the lender waived any and all defaults then in existence. The major amendments to the Waiver and Amendment No. 4 to Secured Credit Agreement include an increase in the availability of the line up to the maximum credit limit of $7 million, an extension of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit all of the equity financing described above, which closed on the same date, to be used for working capital purposes. In addition, it was agreed that all principal payments due under the loan would be deferred until June 15, 2001. The total of the deferred payments will be $1.56 million. A bank fee of approximately $131,000 is being charged, which will be paid in six equal installments beginning on April 15, 2001.

    On November 7, 2000, the NASDAQ/NMS halted trading in the Company's Stock. NASDAQ delisted the Common Stock from trading on November 17, 2000. The Company's Common Stock is currently quoted in the "Pink Sheets," which are published by the National Quotation Bureau.

    The Company has completed its acquisition of certain assets of Vitamin Discount Connection, Inc. ("VDC") on November 16, 2000, and, in connection therewith issued 190,000 shares of common stock.

    On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of our combined Internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving us, at any time after four years from the closing, the right to demand Vitacost repurchase the stock we acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock we acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock we received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, we will record this investment on the cost basis. As long as we continue to hold at least a 10% interest, we will have one of the five available seats on the Vitacost.Board of Directors. Additionally, we have certain anti-dilution rights in the event Vitacost raises additional equity. The net loss from these discontinued operations was approximately $1,133,000 for the year ended December 31, 1999 and is estimated to be approximately $1,085,000 for the nine months ended September 30, 2000, respectively. The estimated loss for the fourth quarter of 2000, up to the measurement date of December 1, 2000, approximates $307,000. It is currently estimated that there will be a gain on Discontinued Operations, representing the difference between the appraised value of the Vitacost.com common stock received and the net assets remaining on our books, including intangibles, which approximates $69,000, including approximately two months of operating losses estimated at $277,000.

    On February 21, 2001, the Company was advised of a lawsuit: Media Networks, Inc. v. Omni Nutraceuticals, Inc. , Los Angeles Superior Court Case No. BC 241503, for amounts due on open account pursuant to an agreement filed December 8, 2000. The complaint seeks a total of approximately $480,000, including interest, attorneys and collection fees, for which plaintiff has filed a Request for Entry of Default and Judgment. Efforts are in process to have the plaintiff agree to set aside the default if already entered, and to file a motion to set aside the default if it has been entered. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

    On February 21, 2001, the Company received a demand letter from counsel representing the majority of the former owners of Smart Basics, Inc. (dba SmartBasics.com), an Internet retailer acquired by the Company on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which these individuals exchanged their ownership interests in Smart Basics, Inc. for common stock of the Company. The demand letter seeks unspecified relief or, in the alternative, rescission of the original transaction. Smart Basics, Inc., together with the Company's other Internet properties, that were sold to Vitacost.com on February 2, 2001.

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

    Omni is a Utah Corporation, and was formerly known as Irwin Naturals/4Health Inc., which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health") with Irwin Naturals, Inc., a California corporation ("IN") consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals

    Effective March 12, 2000, both the Company's Chairman of the Board, R. Lindsey Duncan and its President and Chief Executive Officer, Louis Mancini ceased to be employed. Mr. Mancini was replaced by Mr. Klee Irwin as President and Chief Executive Officer.

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

    Starting in July 2000, one of the company's large customers began deducting significant amounts from cash remittances. In addition, certain of the Company's other customers began taking deductions against cash remittances that were in excess of historical amounts experienced by the company. In September 2000, the Company conducted an investigation related to its 1999 and 2000 sales practices, and determined that sales to certain customers were made with rights of return and guarantees. As part of its investigation, the Company reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by prior management in the first quarter of 2000. Substantially all of these arrangements were previously unknown to the current management team.

    The Company has determined the effect of these deductions on its previously issued financial statements and has restated the financial statements for the four quarters ended June 30, 2000 to reverse the sales and increase reserves for allowances related to these transactions. Revenues from any products with "guaranteed" sales have been deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In addition, in situations in which the Company subsequently granted allowances and concessions in 2000 related to sales in 1999, the Company has increased its reserves for such allowances and concessions.

    The effect of the adjustments required as a result of this investigation was to restate the Company's financial statements for the third and fourth quarters of 1999 and the first and second quarters of 2000. The cumulative net impact on the Company's statements of operations from July 1, 1999 through September 30, 2000 includes the deferral of approximately $1.7 million of gross profit from previously recorded sales now treated as "guaranteed sales," and an additional $1.4 million of reserves for allowances granted to customers for sales in prior periods.

    The accompanying financial statements for the three and nine month periods ended September 30, 1999 and 2000 have been restated to reverse sales with terms that provide the customer with a guaranteed sell through its customers and to increase the Company's reserves for allowances for doubtful accounts and customer allowances.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

    Net sales for the three months ended September 30, 2000 were $5,136,000 with an operating loss of $2,390,000 and a net loss of $4,030,000, or $0.12 per basic and diluted share. Consolidated net sales for the same period in the prior year were $8,506,000 with operating loss of $1,186,000 and net loss of $1,790,000, or $0.06 per basic and diluted share. The net loss for the three month period ended September 30, 2000 was higher mainly due to an increase of $606,000 in interest expense, compared to interest expense for the same period in 1999.

    Net sales for the nine months ended September 30, 2000 were $23,916,000 with an operating loss of $8,651,000 and a net loss of $11,952,000, or $0.45 per basic and diluted share. Consolidated net sales for the same period in the prior year were $23,155,000 with an operating loss of $4,578,000 and net loss of $5,607,000, or $0.20 per basic and diluted share. The net loss for the nine months ended September 30, 2000 was impacted by; (i) a $1,354,000 increase in interest expense, (ii) a $1,950,000 preferred stock dividends, (iii) a $1,720,000 one-time non-cash charge and (iv) $962,000 increase in media and co-op advertising expense. Other income for the nine months ended September 30, 1999 included a $481,000 one-time gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

SALES

    Net sales for the three months ended September 30, 2000, decreased by $3,370,000, or 40%, to $5,136,000 from $8,506,000 for the comparable period in 1999. The decrease relates primarily to a reduction in shipments to the largest customer of the Company of approximately $954,000, as well as an overall decrease in sales to Company's certain other customers.

    Net sales for the nine months ended September 30, 2000, increased by $761,000, or 8%, to $23,916,000 from $23,155,000 for the comparable period in 1999. The increase in sales relates primarily to the introduction of the new products, as well as an overall increase in certain of the Company's base product lines, (partially offset by lower shipments during the three months ending September 30, 2000).

GROSS PROFIT

    Gross profit for the three months ended September 30, 2000 decreased by $2,798,000, or 69%, to $1,242,000, from $4,040,000 for the comparable period in 1999. Gross profits as a percentage of sales for the three months ended September 30, 2000 decreased to 24% from 47% in the comparable period in 1999. The decrease during the quarter in the gross profit percentage resulted primarily from a shift in the product-mix to certain items that have slightly lower margin as well as, increased allowances given and discounts granted to customers.

    Gross profit for the nine months ended September 30, 2000 decreased $2,930,000, or 25%, to $8,587,000 from $11,517,000 for the comparable period in 1999. Gross profits as a percentage of sales for the nine months ended September 30, 2000 decreased to 36% from 50% in the comparable period in 1999. The decrease during the quarter in the gross margin percentage resulted primarily from a shift in the product-mix to certain items that have slightly lower margin, increased allowances given and discounts offered to customers.

SALES AND MARKETING

    Sales and marketing expenses for the three months ended September 30, 2000 decreased by $1,179,000, or 51% to $1,125,000 from $2,304,000 for the comparable period in 1999. The decrease primarily relates to approximately $593,000 of reduction in marketing and advertising campaigns, and approximately $465,000 reduction in wages, consulting and travel expenses

    Sales and marketing expenses for the nine months ended September 30, 2000, increased by $802,000, or 12% to $7,263,000 from $6,461,000 for the comparable period in 1999. This was mainly due to a $1,925,000 increase in media and co-op advertising campaigns initiated by the former management during the first quarter of 2000 to boost sales of Inholtra, Veromax and Cholestaid for fiscal 2000. This increase was partially offset by reduced spending in comparable expense categories during the second and third quarters.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the three months ended September 30, 2000, decreased by $399,000, or 22% to $1,422,000 from $1,821,000 for the comparable period in 1999. The decrease primarily relates to $102,000 reduction in salaries, $109,000 of reduced costs at the company's Healthzone.com operations, and a one-time charge of $261,000 related to a corporate move during 1999.

    General and administrative expenses for the nine months ended September 30, 2000, increased by $260,000, or 1% to $6,698,000 from $6,438,000 for the comparable period in 1999. The decrease primarily came from a reduction of $381,000 in Healthzone.com operating costs, $437,000 of reductions in wages and taxes, $193,000 reduced travel expenses, $281,000 reduction in Bad-debt expense, and a one-time charge of $261,000 for corporate move recorded in 1999. The remainder of the decrease relates to overall savings in operating and overhead costs. These deductions were offset by an increase of $607,000 in legal and accounting expenses, and a single item of $1,720,000 non-cash compensation charge. This $1,720,000 represents the fair market value of one million shares of personally owned common stock transferred by the current Chief Executive Officer to the former Chairman of the Board in connection with the Withdrawal Agreement between the Company and the former Chairman of the Board.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization for the three months ended September 30, 2000, increased by $119,000 to $548,000 from $429,000 for the comparable period in 1999. The increase relates to amortization costs relating to the Smart Basics and Healthshop.com acquisitions, and the acceleration of the amortization of costs associated with the credit facility.

    Depreciation and amortization for the nine months ended September 30, 2000, increased by $510,000 to $1,566,000 from $1,056,000 for the comparable period in 1999. The increase relates to amortization costs of the Inholtra, HVE, Smart Basics, and Healthshop acquisitions, and the acceleration of the amortization of costs associated with the credit facility.

OTHER INCOME (EXPENSE)

    Interest expense for the three months ending September 30, 2000 increased by $606,000 to $1,014,000 from $408,000 for the comparable period in 1999. This increase is consistent with the increase in the utilization of the Company's line of credit, and the term loan that the Company entered into on June 10, 2000.

    Interest expense for the nine months ending September 30, 2000 increased $1,354,000 to $2,212,000 from $858,000 for the comparable period in 1999. This increase is consistent with the increase in the utilization of the Company's line of credit, the incurrence of the Inholtra acquisition debt and the term loan in 2000. Other income for nine months ending September 30, 1999 included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had cash and cash equivalents of approximately $130,000, and approximately $930,000 of availability under our revolving credit line. As of November 1, 2000, the Company had approximately, $180,000 in cash and cash equivalents and approximately $3,100,000 under our revolving credit line available. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placement. As of September 30, 2000, the Company had total current liabilities of $20,237,000, $7,340,000 of which consisted of accounts payable to vendors. Further as of September 30, 2000, the Company had a working capital deficit of $10,819,000, and an accumulated deficit of $33,651,000. The Company estimates that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of November 21, 2000 (approximately $2,000,000) will be sufficient to provide a source of working capital through approximately March 31, 2001. However, this estimate does not give effect to payments, which may be made to vendors to reduce outstanding accounts payables. Further, there can be no assurances that the vendors will continue to supply the Company with goods and services in the event that such accounts payables are not reduced, which may have an adverse effect on the Company's continued operations. In addition, based on the past practice of the Company's largest customers to take deductions against accounts receivables to the Company, although the Company believes that it has identified and reserved for such deductions, such practices may have an adverse effect on the Company's future cash flow.

    During the nine months ended September 30, 2000, the Company experienced negative cash flow from operations of $3,499,000. The sale of equity securities in January, 2000 and of a minority interest in the Company's subsidiary, HealthZone.com, provided an aggregate of approximately $5,418,000 in proceeds to the Company. Approximately $3,273,000 of these proceeds were ultimately used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

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

    On January 24, 2000, the Company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $1,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders. Concurrent with the issuance of the preferred stock, the Company sold a 10% interest in its wholly owned subsidiary, HealthZone.com to the same investors for $1,000,000.

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

    The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Except as set forth above the Company is not currently a party to any such litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the first nine months of 2000, as compensation for serving on the Board of Directors, the Company issued three directors a total of 55,000 shares of common stock.

    On January 24, 2000, the Company sold 2,000,000 shares of its newly created 5% $.01 par Convertible Preferred Stock for $2,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. The Company incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, the Company converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion rate was significantly below the trading price of the Company's common stock when the Preferred was issued, the Company recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

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

    On September 7, 2000, two of the Company's suppliers settled the balances due to them from the Company, which approximated $950,000, by converting such debt of the Company into equity. In connection therewith, the Company issued an aggregate of 328,334 shares to these suppliers. The conversion agreements are substantially similar and contain certain provisions to minimize losses in value in the event the Company is sold or the control shareholder is able to sell stock at higher values.

    In September and October 2000, agreements were reached with five public relations firms to perform certain services for the Company. The nature of the services is similar, although each employs a different venue. The terms of the agreements vary. An aggregate of 205,500 shares will be issued in connection with these agreements.

    On October 27, 2000, the Company completed a $3 million private equity financing. This private placement consisted of the sale of 3,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to acquire an aggregate of 600,000 shares of the Company's common stock to ten investors ("Holders") for $3,000,000. The Company will use the net proceeds of the offering in the amount of approximately $2,720,000, after certain fees and expenses, for working capital purposes. Among other rights granted the Holders, the Company is required to file a registration statement for the common stock into which the Series A is convertible within 30 days after the closing.

    The Company has completed its acquisition of certain assets of Vitamin Discount Connection, Inc. ("VDC") on November 16, 2000, and, in connection therewith issued 190,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As of September 30, 2000, the Company was in violation of several of the revised covenants contained in the credit facility, which default was subsequently waived with the Fourth Amendment and Waiver of Secured Loan Agreement, dated October 27, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    ANY EHIBITS FILED IN AN 8-K DURING THIS QUARTER WHICH NEED TO BE INCORPORATED BY REFERENCE?

    27
    Financial Data Schedule

  (b)
  Reports on Form 8-K

      The Company filed the following Reports on Form 8-K during the quarter ended September 30, 2000:

  •
  On August 8, 2000, the company filed a Form 8-K regarding its engagement of Rabobank to explore strategic alternatives for the Company.

  •
  On November 2, 2000, the Company filed a Form 8-K indicating it was in the process of finalizing adjustments that had an estimated cumulative impact approximating $3 million, and which it believed would result in restatement of previously filed documents.

  •
  On November 3, 2000, the Company filed a Form—K regarding the completion, on October 27, 2000, of a private placement of its newly—created Series A Convertible Preferred Stock.

  •
  On November 6, 2000, the Company filed a Form 8-K regarding Waiver and Amendment No. 4 to Secured Credit Agreement, which further amended the terms of the Company's term debt and revolving credit agreement.

  •
  On November 13, 2000, the Company filed a Form 8-K regarding the halt of trading in the Company's common stock on the Nasdaq Stock Market.

  •
  On November 17, 2000, the Company filed a Form 8-K regarding the de-listing from the Nasdaq National Market System of the Company's common stock.

  •
  On February 2, 2001, the Company filed a Form 8-K regarding the discontinued effectiveness of certain lock-up agreements between four of the Company's largest shareholders covering approximately nineteen million shares of the Company's common stock.

  •
  On February 20, 2001, the Company filed a Form 8-K regarding the sale of its Internet operations to Vitacost.com, Inc.

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

Dated: February 22, 2001

QuickLinks

OMNI NUTRACEUTICALS, INC. INDEX TO FORM 10-Q
  PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES (Unaudited)
OMNI NUTRACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)
  PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
SIGNATURES