Form 10-K
period 2000-12-31
OMNI NUTRACEUTICALS
filed 2001-04-16
CIK 857353

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
     (Mark  One)
     [X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2000
OR
     [  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ______________  to  _____________
                         Commission file number: 0-11635
                            OMNI NUTRACEUTICALS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Utah                      87-0468225
---------------------------------  -------------------
(State or other jurisdiction        (I.R.S.  Employer
of incorporation or organization)  Identification No.)


              5310 Beethoven Street, Los Angeles, California 90066
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)
                                 (310) 306-3636
                                 --------------
                (Issuer's telephone number, including area code)
         Securities registered under Section 12(b) of the Exchange Act:

                                  Name of each exchange
            Title of each class   on which registered
            -------------------  ---------------------
                    None                 None


         Securities registered under Section 12(g) of the Exchange Act:
                     common stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)
Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                                                     Yes X No __
                                                                         --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The number of shares outstanding of our common stock as of April 11, 2001, was 34,106,032 shares. The aggregate market value of the common stock (12,666,550 shares) held by non-affiliates, based on the closing market price ($0.20) of the common stock as of April 11, 2001 was $2,533,310.



     CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF OMNI NUTRACEUTICALS, INC., A UTAH CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US" OR "OUR,") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY
FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "RISK FACTORS."



                                     PART I
Business
GENERAL

     We are a supplier and formulator of branded natural health, herbal and nutritional supplements designed and formulated to address the dietary needs of the general public. Our products are produced primarily from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals. We develop and market natural remedies for weight loss, pain relief, cholesterol control and other specific health and nutrition needs. All of our products are natural nutritional supplements are subject to regulation under the Dietary Health Supplement & Education Act of 1994, or DHSEA. Our products are widely distributed through mass market retailers such as GNC, Wal-Mart, Rite-Aid, Costco, Eckerd and Walgreens, in over 7,500 health food stores either directly or through distributors, and internationally through distributors in over 20 countries.

     Our portfolio of branded products includes, but is not limited to, Nature's Secret, Diet System 6, PhenSafe, Harmony Formulas, Dr. Linus Pauling Vitamins and Inholtra Natural Pain Relief among others. We own numerous trademarks and have pending trademarks applications domestically and worldwide relating to our branded products, including without limitation, Bar Bites(R), BurnMore(R), Candistroy(R), Cellulite Burner(R), Crave Less(R), Diet System 6(R), Enduarnce Energy(R), Evening Multi(R), Fulfill(R), Ginko Smart(R), Ginza-Plus(R), Harmony Formulas and Design(R), Home Nutrition(R), Inholtra(R), Liver Support(R), Marital Arts Nutrition(R), Memory Sharp(R), Mind Energy(R), Morning Multi(R), Nature's Secret(R), Parastroy(R), PhenSafe(R), Redo(R), Rezyme (R), Super Cleanse(R), System-Six(R), The New Grapefruit Diet(R), Thinsolution(R), Ultimate Breakfast(R), Ultimate Cleanse(R), Veroxin-7(R) and Yohimbe-Plus(R).


INDUSTRY  OVERVIEW

It is generally accepted that the nutrition industry is primarily comprised of companies that manufacture, distribute and/or sell:

-     vitamins,  minerals  and  meal  supplements,  or  VMS;

-     herbals  and  botanicals;

-     sports  nutrition;

-     natural  personal  care  products;  and

-     natural  foods  including  organics.

     In the last several years, public awareness of the positive effects of vitamins and nutritional supplements on good health has been heightened by widely publicized reports of scientific findings supporting such claims. The rise and acceptance of alternative medicine has greatly contributed to increased sales of nutritional supplements. Because the market for these products represents a rapidly evolving industry, one that is growing at a nearly double-digit rate, it is anticipated that sales will increase for the foreseeable future.

     INDUSTRY TRENDS. The VMS, herbals and sports nutrition segments in the U.S., has grown at an estimated compounded annual growth rate or CAGR, according to the Nutrition Business Journal, or NBJ, of over 12% from 1994 to 1998 to $13.9 billion. The NBJ estimated sales for 1999 at $14.7 billion. Market competition has driven down pricing for commodity supplements such as vitamins A, C and E, as well as standard multiple vitamin-mineral formulations. Pricing for clinically viable specialty formulations, however, generally commands between 10% and 20% higher prices than comparable non-science based formulations. Our sales of bulk/commodity herbal products comprise only a small percentage of our gross sales; we focus our efforts on those other segments, which continue to demonstrate growth such as specific solutions for joint care and weight loss. These industry segments are expected to grow at an even more favorable double-digit rate than the high single digit per annum growth expected for the industry as a whole.

     Clinical verification for previously unknown formulations has increased consumer usage among all nutritional supplement categories. New scientific research from widely publicized institutions, such as the Cambridge Heart Antioxidant Study, has supported the positive health effects of using certain vitamins and dietary supplements. The increase in VMS and sports nutrition products can be attributed to increased education and exposure to the benefits of these products. Consumers have exhibited a trend to be more actively involved in their own health and well being. There has been increased consumer interest in healthier lifestyles and a heightened awareness and understanding of the connection between diet and health.

     The aging of the "baby boom" generation, combined with consumers' tendency to purchase more dietary supplements as they age, has been an important source of growth for the VMS segment of the nutritional industry. There will be a significant expansion of the population segment of 40 years and over in the next decade, and this segment displays the highest usage of vitamins and other supplements.

     The nationwide trend toward preventive medicine in response to rising healthcare costs has been an underlying driver for this industry. There has been a heightened awareness and understanding of preventive medicine and the connection between vitamins and health amongst the general public, health care professionals, employers, government agencies, and managed care organizations. Issues regarding preventive care and the benefits of vitamins and dietary supplements have received widespread media coverage.

OUR  PRODUCTS

     AS A SUPPLIER AND FORMULATOR OF NUTRITIONAL SUPPLEMENTS PRIMARILY MANUFACTURED FROM NATURAL HERBS, BOTANICALS AND NUTRIENTS, WE HAVE DIVERSE, HIGH QUALITY FAMILY OF BRANDED PRODUCTS. WE SELL THREE BROAD CATEGORIES OF PRODUCTS
INCLUDING:

-    CLEANSING  PRODUCTS  TO  ERADICATE  THE  TOXINS  FROM  THE  BODY;

- BUILDING PRODUCTS THAT INCREASE THE BODY'S ENERGY AND STAMINA THROUGH RESTORING VITAL NUTRIENTS TO THEIR APPROPRIATE LEVELS; AND

- SPECIFIC SOLUTIONS FOR SELECTED ORGAN AND BODY SYSTEMS TO CONCENTRATE ON AN INDIVIDUAL'S PROBLEM AREAS.

     ALL OF THESE PRODUCTS ARE NUTRACEUTICAL, USED BY CONSUMERS IN MANY CASES AS ALTERNATIVES TO PHARMACEUTICALS. OUR TOP BRAND FAMILIES ARE: NATURE'S SECRET, WHICH REPRESENTS 20.3% OF 2000 NET REVENUE, INHOLTRA, WHICH REPRESENTS 11.5% OF 2000 NET REVENUE AND WEIGHT LOSS PRODUCTS, WHICH REPRESENT 13.1% OF 2000 NET REVENUE.

     We are continually developing products that may not fall squarely under one of our normal brand lines. Because of our rapid time to market capability, we are able to take advantage of trends and marketing opportunities that other companies are unable to take advantage of. A cornerstone of our business has been our ability to understand industry trends and bring new and/or repackaged products to market quickly. The majority of these products have involved re-formulations and/or repackaging of existing products or finding new markets or applications for existing products. As such, we do not anticipate requiring significant capital to develop our products. In instances where we have followed other "first movers," emphasis has been on careful market and scientific research, leading to higher quality consumer driven products. In nearly all branded product families we have done extensive work to improve our already strong brands with the introduction of many new and innovative products.

     To maximize our overall exposure, we often reformulate and/or repackage many of our existing products and distribute them overseas. One example includes Yodel, a foreign version of our popular Nature's Secret Ultimate Cleanse sold expressly in Japan. Another product found only overseas is Yohimbe-Plus, our natural herbal alternative to Viagra sold primarily in Russia.

     NATURE'S SECRET. Nature's Secret is a premium brand in the health food store distribution channel. The product family consists of internal cleansing products, which are those used for detoxifying and cleansing the body's digestive and intestinal systems, vitamins and minerals and specific solution products such as targeted weight loss and energy products. Nature's Secret Ultimate Cleanse is the number one selling cleansing line on the market today.

     INHOLTRA. This line of joint care products is based upon our patented formula designed to repair, replenish and revitalize worn and damaged cartilage. The Inholtra line makes use of nine natural nutritional ingredients, which differentiates it from most other glucosamine/chondroitin-based products on the market. Presently, the product line consists of three distinct products:
Inholtra Natural Pain Formula, InholtraNow Natural Pain Relief Cream and Inholtra SulfaMAX Natural MSM Formula. Product users range from arthritis sufferers to casual athletes. In just one year sales for the Inholtra brand have grown nearly 50%, making Inholtra our number two selling brand. The Inholtra line is sold in both the health food and mass-market channels.

     We believe that many of our products, if supported by the appropriate resources, have outstanding growth potential. For example, we are preparing to launch a hybrid pharmaceutical/nutraceutical extension of the Inholtra joint care line that will be the first of its kind in the marketplace. This new product combines various pharmaceutical pain relievers such as aspirin with a nutraceutical complex of glucosamine and chondroitin. We anticipate that when this new product is introduced, it will have a substantial effect on our earnings potential as a result of the following:

-    over-the-counter,  or  OTC,  analgesics is a multi-billion dollar category;

- the glucosamine/chondroitin category of products is at $400 million per annum and growing rapidly;

-    80%  of  joint  pain  sufferers  use  OTC  products  regularly;  and

- a growing number of consumers are using glucosamine/chondroitin due to its ability to restore joints.

     This type of hybrid product allows the typical user of analgesics to take one convenient product in capsule form not only to relieve pain associated with arthritis and other joint conditions, but to replenish and repair worn cartilage at the same time. The new Inholtra "Joint Pain" line is being designed in four different forms to cover the spectrum of choice of pain relief products: aspirin, ibuprofen, acetaminophen and nap oxen sodium.

     WEIGHT LOSS PRODUCTS. Weight loss is a large and enduring product category across all levels of distribution. There are numerous products competing with our Diet System 6 line of products. Other products in our weight loss portfolio include PhenSafe, a safe all-natural alternative to prescriptions drugs, such as Phen Fen and Cellulite Burner.

     Presently, the Diet System 6-product line is comprised of three programs, the Fat Binding, the Super Energy and the Cellulite Reduction products along with a Diet System 6 for Men program and diet shakes, bars and teas. The Cellulite Burner Program is a diet and exercise regimen designed around a special nutritional formula to combat cellulite. Phen Safe is a safe, all-natural alternative to prescription drugs such as the appetite suppressant, phen-fen.

     Diet System 6 competes with brands like Slim fast and Dexatrim and is sold in both health food store and mass merchandiser channels. Diet System 6 distinguishes itself from the competition, because of its unique formulation of the six most effective ingredients for dieting, which are typically sold separately.

     LINUS PAULING VITAMINS. We have the exclusive marketing rights to the Linus Pauling name for the next 47 years. Dr. Pauling was the only person to have won two Nobel Prizes and is highly regarded for his popularization of vitamin usage in the U.S. This largely under-utilized asset represents a significant opportunity for expansion. We have developed a unique value added line of formulas around the Linus Pauling Vitamins brand.

     HARMONY FORMULAS. Harmony Formulas represents our only line sold exclusively through the professional health distribution channel. Harmony Formulas is a line of clinically developed, precisely blended nutritional supplements, and designed specifically for health care practitioners who employ natural, alternative treatments. We use different packaging with a more clinical look for many of these formulations to differentiate them from other similar product offerings. Harmony products address alternative medicine practitioners, giving credence to the use of naturopathic medicines.

SALES,  MARKETING  AND  DISTRIBUTION

     Historically, we have distributed our products though three main channels of distribution: mass market retailers, such as GNC, specialty health food stores and distributors and international distributors.

     As of March 31, 2001, our sales and marketing organization includes 33 full-time employees of whom 10 are direct marketing representatives. We pay our direct marketing force employees a salary plus commission, with a majority of their compensation resulting from their salary. Our sales force for the mass market and health food stores is a combination of in-house personnel and independent brokers. Our staff for the mass market includes four regional managers and one national account vice president who also manages our independent brokers.

     Our point of sale advertising is designed to convey the effectiveness of our products. We have established our reputation with retailers through quality products, timely delivery and superior packaging. Through our ability to position products in the marketplace and our strong reputation, we have been able to secure favorable shelf spacing from many of our retail customers. Our sales, marketing and distribution infrastructure is designed to integrate new brands with minor incremental costs and synergistic potential. Recent limitations in capital, however, have limited the amount of advertising to point of sale displays.

     Historically, we have distributed our products though three main segments: mass-market retailers, which accounted for 48.1% of 2000 shipments, specialty health food stores and distributors, which accounted for 27.6% of 2000 shipments and international distribution, which accounted for 23.3% of 2000 shipments. With increased advertising in the future, we should be able to convey the effectiveness of our products. In certain instances, we enter into co-op advertising arrangements with our customers.

     MASS MARKET RETAILERS. We market several of our product lines to mass-market retailers, which we define as large food and drug stores, warehouse or club stores and other large convenience stores. Customers in this category include Wal-Mart, Walgreens, Costco, GNC and K-Mart. This category also includes traditional national and regional supermarket chains, such as Safeway and Kroger. These categories offer attractive pricing on vitamins, nutritional supplements and minerals but have limited selection and offer little product information. In addition, this category typically offers a moderate selection of vitamins, nutritional supplements and minerals, focusing instead on prescriptions and over-the-counter drug products. VMS offerings by mass-market retailers are often not all-natural products. This category generally offers an extremely limited selection of vitamins, nutritional supplements and minerals and infrequent discounts.

     Our marketing focus for the mass market is targeted at impulse buying where products are purchased based on the appeal of the display scheme. Displays for the mass market are intended to provide informative product descriptions in plain view so that they provide consumers with a quick summary of the product's attributes. Clear "point of purchase" information is necessary due to the environment typical of mass-market retailers where sales personnel are not available to answer consumer questions. We display our products in multi-panel boxes and product displays to provide stronger shelf presence. We are relying primarily on this cost effective form of "point of purchase" promotion to drive sales.

     Advertising to the mass market is often targeted at price sensitive consumers who normally perform price comparisons on similar products. The mass-market consumer tends to be more impulse driven and generally less educated than the health food store consumer. For this segment, we use print advertising in popular health and fitness magazines, such as Shape, for promotion of our products.

     SPECIALTY HEALTH FOOD STORES. A substantial portion of our sales is achieved through specialty health food stores. We service approximately 7,500 stores, directly and through distributors. Many of the accounts are smaller independent health food shops that have steady orders ranging from $500 to $1,000. This category is highly fragmented and includes some local, regional and national chains such as Whole Foods and Wild Oats. The largest participants in this sector include Vitamin Shoppe and Vitamin World. Despite continued expansion of the national chains, this category still remains dominated by the thousands of local and regional "mom and pop" stores and chains.

     Our sales effort to health food stores is handled by health food distributors, telephone sales, through in-house staff, and independent brokers. Independent brokers handle the larger, major accounts while the telephone sales staff services lower volume customers. Due to the size of the orders in the health food segment, products earn higher margins than mass-market products. We are able to offer volume discounts and other special offers to larger health food stores

     Advertising for the health food product lines is concentrated in health magazines such as Let's Live and in fitness magazines such as Shape and Self. We target the self-motivated consumer who will consistently refer to specialized magazines to obtain information on health products. There is a strong correlation between the individual who reads these magazines and the patrons of specialty health stores. In our advertising, we emphasize the quality of its ingredients and the innovative formulations that the products offer, as opposed to focusing on price.

     INTERNATIONAL SALES. Our products are sold in over 20 countries, including the United Kingdom, Japan, Russia, China and Singapore, through various in-country distributors, that target both mass-market retailers and health food stores.

     Our marketing staff applies the same methodology to its international brand management as it does for domestic markets. There is a constant focus on packaging and display configurations to obtain the most effective penetration in each market. Our staff will often alter packaging or displays to appeal to consumers in a particular foreign market. Advertising schemes are also customized to adapt to foreign publications, cultures and different demographic groups.

     Presently, Asia and Europe represent our largest international markets. Sales in Russia and the UK are expected to increase while sales within the European Union, or EU, will expand upon registration of products within its respective countries. Activity in Japan is expected to rapidly expand, both in product placement and revenue growth. Other key Asian markets, such as Singapore, Malaysia and Hong Kong, continue to exhibit steady growth, with accelerated growth in the future as more products are registered within those markets.

SUPPLIER  RELATIONS,  MANUFACTURING  AND  PURCHASING

     All of our products are manufactured by third party domestic suppliers pursuant to our specifications and proprietary recipes. The suppliers that manufacture for us are required to meet strict manufacturing standards set forth by the Food and Drug Administration, or FDA. Prior to selecting a manufacturer to produce our products, we review the manufacturer's raw material sources, quality assurance procedures and reliability to assure that the proposed manufacturer meets our criteria. Currently, we utilize eight different manufacturers and believe that there are numerous other qualified manufacturers that would meet quality assurance requirements if alternative manufacturing sources were required. All ingredients contained in our products are generally available from a number of alternative sources.

COMPETITION

     The industry in which we operate is highly competitive and fragmented. It is estimated that nearly 900 companies are involved in the manufacturing or wholesale distribution of supplements to the mass markets. Of those 900, less than 20 companies comprise 25% of the market with the remaining 75% comprised mostly of companies generating less than $20 million in total annual sales. The ten largest competitors are large well-capitalized companies that have the ability to change and shape the industry. In the health and natural food sector these include product lines such as: Nature's Way, Rainbow Light Nutritional Systems, Solgar, Nature's Herbs and Twinlabs.

     In the mass market sector the competitors include: Whitehall Robins Healthcare, Bayer AG, Mead Johnson Nutritionals, Johnson & Johnson, Inc. and Leiner Health Products Group, Inc.

     While the nutrition industry has a few large manufacturers, there is a large and diverse group of smaller manufacturers who sell primarily through wholesale distributors. Generally, larger companies sell multiple brands into each channel of distribution and smaller companies generally target only one channel of distribution. The proliferation of small manufacturers can be attributed to the low barriers to entry for many product categories. Historically, less stringent regulations from the FDA, as well as a steady supply of innovative formulations have allowed small companies to enter the market with just a few products.

     We continue to be a leader in internal cleansing products and intend to leverage this success to launch other products. Our Nature's Secret-Registered Trademark- and Harmony Formula-Registered Trademark- brand lines have built strong brand loyalty with retailers, practitioners and customers by delivering quality products, excellent customer service and an emphasis on health through education.

     In the food, drug and mass market, we face increased competition where many of our competitors are significantly larger and have greater financial resources. We believe we will be able to compete successfully in this mass market in the future because of our unique formulations and packaging, product quality and good relationships with distributors and store buyers.

PATENTS  AND  INTELLECTUAL  PROPERTY

     We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of December 31, 2000, we were maintaining 2 U.S. patents and other corresponding foreign patents based on our discoveries that have been issued or allowed. Of our patents, 2 are issued in the United States, 1 is issued in each of Australia, Canada and the European Community. Each patent will expire in year 2015. The patent for this new Inholtra product is pending and the Company expects this to create a barrier to competition.

     A significant part of our intellectual property consists principally of registered trademarks. We are engaged on a continuing basis in developing brand names for our new products, securing trademark protection for brand names and copyright protection for associated materials, policing our existing marks, and enforcing our legal rights in cases of potential infringement by third parties. Prior to commencing advertising and sales of products under a newly developed brand name, we seek to minimize the risks of potentially infringing the rights of others by conducting trade and service mark searches and other inquiries in addition to filing publicly for trademark protection of the brand name and copyright protection for associated advertising materials and labeling.


     We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

GOVERNMENT  REGULATION

     Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA, the Federal Trade
Commission,  or  FTC,  the  Department  of  Agriculture  and  the  Environmental
Protection Agency, or EPA and corresponding state and foreign regulatory agencies.

     The FDA, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter or homeopathic drugs. FDA regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act, or the FDC Act, requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. A manufacturer or distributor of dietary supplements must notify the FDA when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the FDC Act, and recently enacted amendments to the FDC Act, could result in enforcement action by the FDA.

     The FDC Act has been amended several times with respect to dietary supplements, most recently by DSHEA. DSHEA created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, DSHEA created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994, may be sold without FDA pre-approval and without notifying the FDA. In contrast, a new dietary ingredient, such as one not on the market before October 15, 1994 requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations.

     DSHEA established an office of Dietary Supplements at the National Institutes of Health in order to coordinate and conduct scientific research into the health benefits of dietary supplements, as well as a Presidential commission to study and make recommendations on the regulation of label claims and statements for dietary supplements. DSHEA empowers consumers to make more informed choices about preventive health care programs based on scientific data about the health of dietary supplements.

     Although DSHEA is generally viewed as a positive development for companies that sell dietary supplements such as vitamins, minerals, herbs, and similar substances, the legislation imposed new labeling requirements that must be adhered to in order for a product to qualify for the "safe harbors" established by DSHEA.

     With respect to labeling, DSHEA amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without FDA pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, such as a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended for use for a disease and notify the FDA of the statement within 30 days after its initial use.

     In addition, DSHEA allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under DSHEA, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores.

     Given the fact that DSHEA was enacted only six years ago, the FDA's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the FDA will likely further refine the legal interpretations of DSHEA. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims, will remain unclear for the foreseeable future.

     In addition to the regulatory scheme under the FDC Act, the advertising and promotion of dietary supplements, foods, OTC drugs and cosmetics is subject to scrutiny by the FTC, which prohibits "unfair or deceptive" advertising or marketing practices. The FTC has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The FTC has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order.

     Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, we cannot be assured that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

EMPLOYEES

     Currently, we have approximately 71 employees, including approximately 33 in sales and marketing positions, 18 in distribution and 20 in administrative positions. None of our employees is covered by a collective bargaining agreement, nor to our knowledge is there any current attempt to organize into a collective bargaining unit. We have not experienced any slow downs or work stoppages.


                                  RISK FACTORS

     OUR SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. ONLY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT SHOULD MAKE AN INVESTMENT IN THESE SECURITIES. IN ADDITION TO THE FACTORS SET FORTH ELSEWHERE IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD GIVE CAREFUL CONSIDERATION TO THE FOLLOWING RISK FACTORS IN EVALUATING US AND OUR BUSINESS BEFORE PURCHASING OUR SECURITIES.

     THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF OUR COMMON STOCK.

     OUR ABILITY TO PREDICT RESULTS OR THE EFFECT OF CERTAIN EVENTS ON OUR OPERATING RESULTS IS INHERENTLY UNCERTAIN. THEREFORE, WE ARE CAUTIONING EACH READER OF THIS REPORT TO CAREFULLY CONSIDER THE FOLLOWING FACTORS AND CERTAIN OTHER FACTORS DISCUSSED HEREIN AND IN OTHER PAST FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

     FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THE OUR ACTUAL RESULTS DIFFERING MATERIALLY FROM THOSE DISCUSSED HEREIN AND IN ANY FORWARD LOOKING STATEMENT OR FOR THE PRICE OF OUR COMMON STOCK TO BE AFFECTED ADVERSELY INCLUDE BUT ARE NOT LIMITED TO:

WE HAVE A HISTORY OF OPERATING LOSSES WHICH ARE LIKELY TO CONTINUE IN THE FUTURE

     Our auditors have included an explanatory paragraph in their report of Independent Public Accountants included in our audited financial statements included elsewhere in this report for the years ended December 31, 2000, 1999 as previously restated and 1998, respectively, to the effect that our losses from operations for the year ended December 31, 2000, and the working capital deficit and the retained deficit at December 31, 2000 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in two of the last three years. We have historically financed our activities through working capital provided from operations, loans and the private placement of our debt and equity securities. As of December 31, 2000, our retained deficit was $41.4 million. In the first quarter of the year 2000, we implemented an operating plan to improve the financial results of the business, concentrating initially on major cost reductions. In doing so, we are also focusing on product margins, which have gradually eroded as the mix of products sold changes and the competition for retail shelf space erodes pricing.

     We expect to incur continuing losses because we plan to spend available resources on marketing new and existing products. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

WE WILL NEED RELIEF FROM OUR OBLIGATIONS TO PAY OUR SECURED CREDITOR IN THE NEAR TERM AND WE MAY NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

     We have historically financed our operations through working capital provided from operations, loans and the private placement of equity and debt securities. In fiscal year 2000, we raised the gross amount of approximately $8.1 million through a private placement of our securities. The net proceeds of that financing, together with our existing financial resources and any revenues from our sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements through June 15, 2001. The balance due under our Secured Credit Agreement approximates $15.9 million as of March 31, 2001 and requires a payment of approximately $1,750,000 on June 15, 2001 and monthly payments of principal of approximately $195,000 commencing in July, 2001. We do not have the resources to make these payments. We will be seeking, from our secured lender, an extension of these payment obligations. Our failure to receive such extension could have a material adverse effect upon our financial condition and our ability to continue to operate.

If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

-    sustain  our  business  operations;
-    execute  our  growth  plan;
- take advantage of future opportunities, including acquisitions, as feasible;
-    respond  to  customers  and  competition.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK UPON CONVERSION OF PREFERRED STOCK MAY CAUSE SIGNIFICANT DILUTION OF EXISTING SHAREHOLDERS' INTERESTS.

     Significant dilution of existing shareholders' interests may occur if we issue additional shares of common stock underlying outstanding shares of our preferred stock or preferred stock. The number of shares of common stock issuable upon conversion of the preferred stock may constitute a significantly greater percentage of the total outstanding shares of common stock, as such conversion is based on a formula tied to the market price of the common stock.

     The exact number of shares of common stock into which currently outstanding preferred stock may ultimately be convertible will vary over time as the result of ongoing changes in the trading price of the common stock. Decreases in the trading price of the common stock will result in increases in the number of shares of common stock issuable upon conversion of the preferred stock. The following consequences could result. The conversion of the preferred stock would dilute the book value and earnings per share of common stock held by existing shareholders.

     The Securities Purchase Agreement, dated October 27, 2000, provides, in part, that to the extent that the number of shares required to be issued in connection with conversions of preferred stock exceeds 19.9% or approximately 6,520,700 shares of common stock outstanding at the closing, we are required to redeem the preferred stock representing such excess common shares at 140% of its face amount, plus accrued dividends. If this were to occur, we may not have adequate cash to redeem such excess and would then be in breach of the terms of the securities purchase stock agreements.

OUR PRODUCTS RETURN POLICIES MAY HAVE A MATERIAL ADVERSE EFFECT UPON OUR OPERATIONS.

     Product returns are a recurring part of our business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. We accrue a reserve for returns based on historical experience. During 1999 and 2000, returns were far higher than in past years and, as such, our gross profit was negatively impacted in 1999 and 2000 for returns. Although we have increased our reserves and have generally been able to estimate the level of returns accurately, there is no guarantee that future returns will not exceed the high levels experienced in the year 2000 or will be in line with past return percentages. The risk of returns is amplified by the current industry trend, which shows negative growth. If this trend continues, retailers may decide to reduce inventory levels from their suppliers, by returning goods from their warehouse distribution centers.

WE  ARE  RELIANT  ON  A  LIMITED  NUMBER  OF  PRODUCTS  TO  GENERATE  REVENUES.

     We currently offer approximately 313 products and derived more than 31.8% of our total shipments during 2000 from the sale of products, Ultimate Cleanse and Inholtra . As a result of the limited number of health products from which we derive our revenue, the risks associated with our business increase since a decline in market demand for one or more products, for any reason, could have a significant adverse impact on the results of our operations.

WE  MAY  FACE  COSTLY  PRODUCT  LIABILITY  AND  OTHER LEGAL CLAIMS BY CONSUMERS.

     The products we carry are particularly susceptible to product liability claims. Any claim of product liability by a consumer against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain product liability insurance in the amount of $1 million, it may not be sufficient to cover a claim if one is made.

     Like other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in injury. We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We do not have formal indemnification arrangements with the third-party vendors from which we source our products. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages.

     Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain innovative ingredients or combinations of ingredients. There is little long-term experience with human consumption of some of these innovative product ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

     Because we will be dealing with large numbers of end users, we will have a significant level of legal exposure due to this volume of customer relationships. The most serious area of exposure will be in relation to product advertising claims and the product quality. People may purchase products from us expecting certain physical results, unique to nutritional products. If they do not perceive the results to be in accordance with the claims made on the packaging or on our Web site, certain individuals or groups of individuals may seek monetary retribution. However, we have no assurance that our insurance company will comply with coverage in all instances or that such coverage will be adequate to cover all potential losses

OUR  SUCCESS  IS DEPENDENT UPON THE SUCCESSFUL INTRODUCTION OF OUR NEW PRODUCTS.

     We believe the growth of our net sales is substantially dependent upon our ability to introduce new products, particularly our new hybrid product known as Inholtra Joint Pain. We plan to introduce Inholtra Joint Pain to the mass-market in May 2001. Because we have limited resources to spend on advertising we will rely on point of sales displays to introduce this product to the consumer. If we do not achieve velocity rates that our target mass-market customers demand, the product may be removed from our customers shelves. Our ability to meet future debt obligations is dependent in large measure on the success of this product. We seek to introduce additional products each year. The success of new products is dependent upon a number of factors, including our ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to develop new products will be successful or that consumers will accept our new products. In addition, products currently experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

OUR FAILURE TO HAVE LONG-TERM CONTRACTS WITH MANUFACTURERS OR DISTRIBUTORS COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.

     We purchase all of our products from third-party manufacturers pursuant to purchase orders, but without any long term manufacturing agreements. In the event that a current manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer interruptions of delivery of certain products while we establish an alternative source. To limit our exposure to this type of interruption, for all large volume products, two third-party manufacturers have been established. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carrier's ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.

WE  ARE  DEPENDENT  ON  OUR  BUSINESS  RELATIONSHIPS WITH OUR LARGEST CUSTOMERS.

     During 2000, we had two customers who accounted for more than 10% of our business. Our top 10 customers account for approximately 60% of our business. The loss of any one of or a significant number of these customers would have a material adverse effect on our growth. We do not have long-term contracts with any of its customers. There is no assurance that our major customers will continue as major customers. The loss of a significant number of other major customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

INDUSTRY  TRENDS  INDICATE  THAT  OUR  SALES  IN  OUR  INDUSTRY  ARE IN DECLINE.

     The total United States retail market for nutritional supplements, the vitamin, mineral and supplement market, or VMS is highly fragmented. Industry sources report that the VMS sector grew substantially during most of the 1990s, in many years at a double digit pace. However, there is evidence, that during the year 2000, the industry rate of growth became negative.

     Information Resources, Inc., or IRI, tracks sales data within the food, drug, and mass-market channels of distribution. In the twelve weeks ended February 4, 2001, vitamin and supplement sales in these channels of distribution fell 9.3% when compared to the same period a year earlier. Sales for the prior 52 weeks fell 4.0% when compared to the same 52-week period a year earlier. During the 12-week period, sales of herbal products fell 20.8% and in the 52-week period such sales fell 13.2%.

     In addition to the trends in our specific industry, the United States economy has experienced a significant downturn in recent months, which may contribute significantly to downward trends in our industry.

     There also can be no assurance that the industry growth rates of prior years can be regained. In addition, there can be no assurance that the industry growth rate will not continue to decline in future operating periods or that the growth rate of the U.S. economy may not be negative. Such a failure to achieve and sustain growth in the industry or in the U.S. economy as a whole may have a material adverse effect on our ability to return its results to its historic rates of growth and its results of operations.

THE  VMS  INDUSTRY  IS  HIGHLY  COMPETITIVE.

     Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than us, compete with us in the development, manufacture and marketing of VMS supplements. Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, our principal competition comes from broad line manufacturers, major private label manufacturers and other companies.

     In addition, large pharmaceutical companies have begun to compete with others and us in the dietary supplement industry. Packaged food and beverage companies compete with us on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than ours.

     We also face competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

OUR  BUSINESS  MAY  BE  ADVERSELY  AFFECTED  BY  UNFAVORABLE  PUBLICITY.

     We believe that the VMS market is significantly affected by national media attention regarding the consumption of VMS supplements. Future scientific research or publicity may not be favorable to the VMS industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers' perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers' perceptions of the safety and quality of our products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

THERE  IS  A  SIGNIFICANT  COST  TO  OUR  RETAIL  RELATIONSHIPS.

     Many large retailers demand various forms of incentive payments in order to conduct business with them. These payments include slotting fees, co-op advertising payments, rebate incentives, price off promotions and other forms of monetary and non-monetary support. We must continually evaluate specific demands to ascertain the profitability of potential business from the retailer making the demand. Because of such demands, we may, depending upon the demands being made, ascertain that we cannot profitably do business with certain retailers. This may cause us to stop doing business with existing customers or not allow us to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth.

AN ABSENCE OF CONCLUSIVE CLINICAL STUDIES TO SHOW THAT THERE ARE NO HARMFUL SIDE EFFECTS TO OUR PRODUCTS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain ingredients for which no such history exists. In addition, although we believe all of our products are safe when taken as directed by us, there is little long-term experience with human consumption of a number of these product ingredients in concentrated form. Accordingly, there can be no assurance that our products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims, which could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON OUR INTELLECTUAL PROPERTY PROTECTION AS AN IMPORTANT ELEMENT OF COMPETITION.

     Our policy is to pursue registrations for all of the trademarks associated with its key products. We rely on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain foreign jurisdictions where our products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to us in the United States.

     Currently, we have few patents on its products and no material business is derived from those items that are patented. To the extent we do not have patents on its products, another company may replicate one or more of our products.

     Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL TO IMPLEMENT OUR BUSINESS STRATEGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES.

     We believe that our growth and future success will depend in large part upon the skills of our management and technical team. The competition for qualified personnel in the laser industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or to attract additional qualified personnel. We do not have key-person life insurance on any of our employees. Our success depends in part upon the continued service and performance of Klee Irwin, President and Chief Executive Officer.

DIFFICULTY  OF  STRICT  COMPLIANCE  WITH  GOVERNMENT  REGULATIONS

     The processing, formulation, packaging, labeling and advertising of our products are subject to governmental regulation. Congress has recognized the potential impact of dietary supplements in promoting the health of US citizens by enacting the DSHEA. Because of the broad language of certain sections of DSHEA and the regulations that implement it, it is difficult for any company manufacturing or making dietary supplements to remain in strict compliance.

OUR CHIEF EXECUTIVE OFFICER AND OUR CHAIRMAN OF THE BOARD VOTE A MAJORITY OF OUR SHARES, WHICH COULD DISCOURAGE AN ACQUISITION OF US OR MAKE REMOVAL OF INCUMBENT MANAGEMENT MORE DIFFICULT.

     Klee Irwin, our Chief Executive Officer, beneficially owns approximately 41.5% of our outstanding shares common stock as of March 31, 2001 and holds an irrevocable proxy to vote an aggregate of approximately 4.1% of the outstanding common stock on behalf of American Equities, LLC and Corporate Financial Enterprises, Inc. Andrew Vollero, Jr., Chairman of the Board of Directors currently holds an irrevocable proxy to vote an aggregate of approximately 20.2% of the outstanding common stock as of March 31, 2001. Together, they are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

OUR ARTICLES OF INCORPORATION AND UTAH LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF THE COMPANY.

     Our articles of incorporation and by-laws contain provisions that may discourage third parties from seeking to acquire us. These provisions include:

-    a  classified  board  of  directors;

- a requirement that special meetings of shareholders be called only by our board of directors, chairman of the board, president or 10% of the stockholders of record of all shares entitled to vote;

- limitations on the ability of shareholders to amend, alter or repeal our by-laws; and

- the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

     We are also afforded the protections of the Utah Revised Business Corporation Act. This statute contains provisions that impose restrictions on shareholder action to acquire control of our company. The effect of the provisions of our articles of incorporation and by-laws and Utah law may discourage third parties from acquiring control of our company.

THERE IS A RISK OF OWNING LOW PRICED STOCKS AND POSSIBLE DIFFICULTY IN LIQUIDATING SHARES OF SUCH STOCK.

     Our common stock is currently quoted in the "Pink Sheets" published by the National Quotation Bureau, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth less than $5,000,000 ($2,000,000 if the company had been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and furnish quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of these securities. Further for companies whose securities are quoted in the "Pink Sheets," it is more difficult:

-    to  obtain  accurate  quotations,

- to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and

-    to  obtain  capital.

POTENTIAL FLUCTUATIONS IN OUR OPERATING RESULTS COULD LEAD TO FLUCTUATIONS IN THE MARKET PRICE FOR OUR COMMON STOCK.

     Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

-    demand  for  our  products;
-    changes  in  our  pricing  policies  or  those  of  our  competitors;
-    increases  in  our  manufacturing  costs;
- the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;
- our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, regulatory approval processes and the timing and results of future clinical trials; and
- product quality problems, personnel changes, and changes in our business strategy.

     The market price for our common stock could fluctuate due to various factors. These factors include:

-    acquisition-related  announcements;
-    announcements  by  us  or  our  competitors  of  new  products;
-    changes  in  government  regulations;
-    fluctuations  in  our  quarterly  and  annual  operating  results;  and
-    general  market  conditions.

     In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock. Our ability to pay dividends on our common stock may be limited.

     We do not expect to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

LIMITATIONS ON DIRECTOR LIABILITY MAY DISCOURAGE STOCKHOLDERS FROM BRINGING SUIT AGAINST A DIRECTOR.

     Our articles of incorporation provide, as permitted by governing Utah law, that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Utah law.

Properties
     Our principal offices are located at 5310 Beethoven Street, Los Angeles, California, 90066 in a building and warehouse we lease at a monthly rental charge of $42,000. This is a five-year lease subject to escalation.

     In November 1999, we entered into a 5-year lease of office facilities located at 350 Interlocken, Broomfield, Colorado. The lease agreement calls for escalating lease payments over the term of the lease. On February 15, 2001, we assigned this lease to a third party.

Legal  Proceedings
     On January 18, 2001, a lawsuit was filed against us in Los Angeles County, California, Superior Court entitled Unified Western Grocers, Inc. v. Omni Nutraceuticals, Inc., Case No. 01 000066. The complaint seeks recovery of approximately $20,000, interest and costs. A responsive pleading has been filed denying liability. We do not believe the outcome of this litigation is likely to materially impact us.

     On January 23, 2001, the Labor Commissioner of the State of California entered a judgment against us in the amount of approximately $42,000 in a matter entitled Richard F. Lynch v. Omni Nutraceuticals, Inc., Labor Commissioner, State of California, State Case No. 05-19487 1 CC. We filed an appeal, which required posting a bond in the amount of the judgment, in the Los Angeles County, California, Superior Court on February 14, 2001. The appeal is entitled In the Matter of the Appeal of Omni Nutraceuticals, Inc, of the Order, Decision or Award of the Labor Commissioner, Richard F. Lynch, Real Party in Interest, Case No. BS067765. The appeal involves a retrial of the matter in the Superior Court. We deny that any sums are due Lynch. The final outcome of this case is uncertain, but appears unlikely that it will have a material impact on us.

     On  December  8, 2000, we were sued in a case entitled Media Networks, Inc.
v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC 241503, for amounts due on an open account, account stated and services rendered pursuant to agreement. The complaint seeks a total of approximately $437,000, interest, attorneys fees, and collection and other costs. We have filed a responsive pleading denying liability. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

     We received a demand letter dated February 20, 2001, from counsel representing the majority of the former owners of Smart Basics, Inc., an Internet retailer we acquired on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which the Smart Basics' shareholders exchanged their ownership interest in Smart Basics for our common stock. The demand letter seeks unspecified relief or, in the alternative, rescission of the transaction. The letter threatens legal action unless the matter is otherwise resolved. We are investigating our rights and obligations with respect thereto. Based on the information currently available, we are unable to determine the likelihood of an unfavorable outcome to this matter. Smart Basics, together with our other Internet operations, was sold to Vitacost.com on February 2, 2001.

     We have received an inquiry from the Los Angeles County and Alameda County, California, District Attorney's Offices with respect to labeling of our "151 Bars" and "Diet System 6 Bars." Discussions and an exchange of information are taking place with respect thereto. We are hopeful that a resolution can be reached without litigation, although no assurance can be given. If settlement is not reached, an action for false advertising, unfair business practices and other claims may be filed against us. We are no longer selling the "Diet System 6 Bars" that are a subject of the inquiry. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

     A complaint for money was filed against us on May 25, 2000, in an action entitled Copelco Capital, Inc. v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC230578. It seeks recovery of principal of $67,360.31, interest, taxes, fees, liens and late charges according to proof, attorney's fees and costs in connection with our alleged lease of copier equipment. We have filed a responsive pleading denying liability and raising affirmative defenses. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

     A complaint for breach of contract and common counts was filed against us on November 30, 2000, in a case entitled Puretek Corporation vs. Omni Nutraceuticals, Inc., filed in Los Angeles County, California, Superior Court, Case No. 241059. It seeks recovery of $76,724.22, interest, attorney's fees and costs. We have filed a responsive pleading denying liability and raising affirmative defenses. On December 28, 2000, the court granted Puretek's Application for Right to Attach Order and Writ of Attachment in the amount of $68,403.86. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

     We have been sued in the Circuit Court for Baltimore County, Maryland. The title of the case filed on October 6, 2000, is Gain, Inc., d/b/a/ American Medtech v. Maryland Urology Group, Inc., Veromax International, LLC, Omni Nutraceuticals, Inc., Blackstone International, LLC, Melvin J. Duckett, M.D., Larry L. Parks and Kyle P. Moore, Civil No. 03-C-00-010409. The First Amended Complaint filed November 6, 2000, alleges that other defendants granted Gain exclusive rights to market and sell Veromax to all U.S. pharmacy and chain stores with greater than twenty stores and that these defendants subsequently assigned rights to us to market and sell Veromax that were contrary to the rights previously granted Gain. It claims that we tortiously interfered with Gain's prospective economic advantage, and published false information to Gain's customers that disparaged its rights to distribute Veromax , in our efforts to market and sell Veromax and seeks $250,000,000 in compensatory damages, $25,000,000 in punitive damages, interest and costs. It also seeks injunctive relief prohibiting us from interfering with Gain's marketing efforts by selling or offering to sell Veromax to certain identified pharmacy chains and to account for sales made to said identified pharmacy chains. We have filed a responsive pleading denying liability and raising affirmative defenses and intend to vigorously defend this action. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

     From time to time we are a party to legal proceedings that we consider routine litigation incidental to our business. We believe that the likely outcome of such litigation will not have a material adverse effect on our business or results of operations.

Submission  of  Matters  to  a  Vote  of  Security  holders

     During the year ended December 31, 2000, our stockholders did not adopt any resolutions.

                                     PART II
Market  for  Registrant's  Common  Equity  and  Related  Stockholder  Matters

     Our common stock is listed on the National Association of Securities Dealers, Inc. electronic bulletin board under the symbol "ZONE." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, as reported by the NASDAQ, for periods on and after January 1, 1998, by the National Association of Securities Dealers, Inc. electronic bulletin board for the period from May 10, 2000 through March 31, 2001.

                              HIGH    LOW
                              -----  -----
YEAR ENDED DECEMBER 31, 1998
 First Quarter                $5.88  $4.50
 Second Quarter                9.50   4.88
 Third Quarter                 7.50   2.75
 Fourth Quarter                6.94   3.00
YEAR ENDED DECEMBER 31, 1999
 First Quarter                $8.00  $3.43
 Second Quarter                2.50   1.50
 Third Quarter                 2.50   1.50
 Fourth Quarter                2.31   1.13
YEAR ENDED DECEMBER 31, 2000
 First Quarter                $8.63  $1.38
 Second Quarter                7.38   3.75
 Third Quarter                 4.19   1.38
 Fourth Quarter                1.66   0.13

     The last reported sale price of our common stock as quoted in the "Pink Sheets" published by the National Quotation Bureau on April 11, 2001 was $0.20. At April 11, 2001, there were 34,106,032 shares of our common stock outstanding held by approximately 240 holders of record of our common stock.
On November 7, 2000, the NASDAQ/NMS halted trading in our stock. NASDAQ delisted the common stock from trading on November 17, 2000. Our common stock is currently quoted in the "Pink Sheets," which are published by the National Quotation Bureau. We believe that the delisting by NASDAQ is likely to have an adverse effect on the market for our common stock and on our ability to raise additional capital.

DIVIDEND  POLICY

     We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BY-LAWS THAT MAY HAVE ANTI-TAKEOVER EFFECTS

     Certain provisions of our articles of incorporation and by-laws described below, as well as the ability of our board of directors to issue shares of preferred stock and to set the voting rights, preferences and other terms thereof, may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved by our board of directors, including takeovers which particular stockholders may deem to be in their best interests. These provisions also could have the effect of discouraging open market purchases of our common stock because they may be considered disadvantageous by a stockholder who desires subsequent to such purchases to participate in a business combination transaction with us or to elect a new director to our board.

Classified  Board
     Our Articles of Incorporation and Bylaws provide that until after June 30, 2003, our board of directors shall be not less than 3 nor more than 5 directors, unless otherwise determined by the affirmative vote of a majority of the outstanding shares of voting capital stock then entitled to vote generally in the election of directors, voting together as a single class. The Board of Directors shall be divided into three classes, Class I, Class II and Class III. There are currently four (4) members of the Board of Directors. The initial Class I directors will serve until the annual meeting of stockholders in 2001, the Class II directors until the annual meeting of stockholders in 2000, and the Class III directors until the annual meeting of stockholders in 1999. Thereafter, all directors shall serve for three year terms. Until after June 30, 2000, directors may be removed with or without cause only upon the affirmative vote of at least 80% of the outstanding shares entitled to vote generally in the election of directors, voting as a single class. Thereafter, only the affirmative vote of a majority of such shareholders is required. Until after June 30, 2003, these provisions may be amended or repealed only upon the affirmative vote of at least 80% of the outstanding shares entitled to vote generally in the election of directors, voting as a single class. Thereafter, only the affirmative vote of a majority of such shareholders is required. The effect of these provisions is that not more than one-third of the Company's directors will be elected at any single annual meeting and a supermajority of votes will be required to remove incumbent directors. As a result, a person seeking control of the Company might not necessarily be able to acquire a controlling block of stock and effect an entire change in management at a single annual meeting.

     Special  Meetings  of  Stockholders
     Our Bylaws provide that a special meeting of stockholders may be called by the Chairman of the Board of Directors, the President, the Board of Directors or 10% of the stockholders of record of all shares entitled to vote.

     Corporate  Action  Without  a  Stockholder  Meeting
     Our Articles of Incorporation provide that any action required or permitted to be taken by our stockholders must be effected at a duly called Annual Meeting or at a Special Meeting of stockholders of the Company, unless such action requiring or permitting stockholder approval is approved by three quarters of the incumbent directors, in which case such action may be authorized or taken by the written consent of the holders of outstanding shares of voting stock having not less than the minimum voting power that would be necessary to authorize or take such action at a meeting of stockholders at which all shares entitled to vote thereon were present and voting. Except as specifically set forth above, no action may be taken by stockholders by written consent. Prior to or on June 30, 2003, any amendment or repeal of this provision shall require the affirmative vote of the holders of at least 80% of the outstanding shares of voting capital stock then entitled to vote generally in the election of directors, voting as a single class. Thereafter, only the affirmative vote of a majority of such outstanding shares is required.

     Limitation  of  Liability  of  Directors;  Indemnification
     Utah law limits a director's liability for monetary damages, except for breach of a director's duties under certain circumstances. Our Articles of Incorporation contain provisions limiting a director's liability for monetary damages to the fullest extent permitted by Utah law. Our Articles of Incorporation also require us to indemnify our directors, and permit us to indemnify our officers, employees' fiduciaries and other agents, to the fullest extent permitted under Utah law.

SHARES  ELIGIBLE  FOR  FUTURE  SALE

     As of December 31, 2000, we had outstanding 34,019,379 shares of common stock, in each case excluding shares underlying outstanding options. Of these shares, approximately 12,580,000 shares sold are freely tradable without restriction or further registration under the Securities Act. The remaining outstanding shares include approximately 6,800,000 shares of common stock that are "restricted securities" as defined in Rule 144 and may not be resold in the absence of registration under the Securities Act or pursuant to an exemption from such registration, including exemptions provided by Rule 144.

     In addition, certain executive officers, directors, shareholders and affiliates, who own approximately 22,653,600 shares of our common stock, including options and warrants on 1,778,029 shares, outstanding as of the date of this report, have signed lock-up agreements in which they have agreed not to offer, sell, contract to sell or otherwise dispose of any common stock or any securities convertible into or exchangeable for common stock until September 26, 2001, without the prior written consent of Astor Capital, Inc. While the investors have indicated no present intention to waive these restrictions, were they to do so, up to approximately an additional 20,857,600 shares of our common stock could be available for registration and subsequent sale, which could harm our stock price or make it more difficult to sell our shares. To continue their effectiveness, each of these lock-up agreements required that the parties either deposit their respective shares with an escrow agent or enter a restrictive legend on the share certificates evidencing their inability to sell or transfer the shares pursuant to the restrictions contained in the lock-up agreements. On January 15, 2001, we were advised by one of the parties that this requirement had not been met and that they considered the agreements void. After review, we concluded on January 17, 2001 that such requirements had not been met.

RULE  144

     In general, under Rule 144, beginning 90 days after the date of this report, a person who has beneficially owned restricted shares for at least one year, including persons who are affiliates, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

- 1% of the then outstanding shares of our common stock, approximately 353,840 shares; or

- the reported average weekly trading volume of our common stock during the four calendar weeks preceding a sale by such person.

- Sales under Rule 144 are also subject to manner-of-sale provisions, notice requirements and the availability of current public information.

     RULE  144(K)

     Under Rule 144(k), a person who has not been one of our affiliates during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is free to sell such shares without regard to the volume, manner-of-sale or certain other limitations contained in Rule 144. Selected Financial Data

     You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The statement of operations data for the years ended December 31, 1998, 1999 as previously restated and 2000 and the balance sheet data at December 31, 1999 as previously restated and 2000 are derived from our audited consolidated financial statements appearing elsewhere in this report. The balance sheet data at December 31, 1997 and 1996, and the statement of operations data for the year ended December 31, 1997 and the period from March 15, 1996 to December 31, 1996 are derived from our audited consolidated financial statements not included in this report. The statement of operations data for the period from January 1, 1996 to March 14, 1996 represents data of a predecessor company and is derived from their unaudited consolidated financial statements not included in this report.

                          STATEMENT OF OPERATIONS DATA
                      (In Thousands, Except per Share Data)

                                  1999 AS
                                  PREVIOUSLY
                       2000       RESTATED      1998      1997      1996
                       ---------  ------------  --------  --------  --------

Net sales                29,609   $    30,922   $30,547   $29,353   $28,592
---------------------  ---------  ------------  --------  --------  --------
Gross profit             10,223        14,934    18,007    16,050    16,266
---------------------  ---------  ------------  --------  --------  --------
Operating (loss)
income                  (13,472)       (9,866)    1,827    (4,638)   (1,298)
---------------------  ---------  ------------  --------  --------  --------
Other income
(expense)                (1,864)         (829)     (209)      (79)      101
---------------------  ---------  ------------  --------  --------  --------
Income (loss) before
provision for income
taxes                   (15,337)      (10,696)    1,618    (4,717)   (1,197)
---------------------  ---------  ------------  --------  --------  --------
Provision for income
taxes                                    (274)      600        --       594
---------------------             ------------  --------  --------  --------
Income (loss) before
discontinued
operations              (15,337)      (10,422)    1,018    (4,717)   (1,791)
---------------------  ---------  ------------  --------  --------  --------
Discontinued
operations               (1,155)         (633)
---------------------  ---------  ------------
Net income (loss)       (16,492)      (11,055)    1,018    (4,717)   (1,791)
---------------------  ---------  ------------  --------  --------  --------
Pro forma provision
for income taxes
(unaudited)            N/A        N/A             1,345       765   N/A
---------------------  ---------  ------------  --------  --------  --------
Pro forma net
income (loss)
(unaudited)            N/A        N/A               273    (5,482)  N/A
---------------------  ---------  ------------  --------  --------  --------
PER SHARE
DATA:
---------------------
Historical Earnings
(loss) per common
share
-- Basic and diluted   $  (0.71)  $     (0.39)  $  0.04   $ (0.17)  $ (0.07)
---------------------  ---------  ------------  --------  --------  --------
ProForma Earnings
(loss) per common
share
-- Basic and diluted
(unaudited)            N/A        N/A           $  0.01   $ (0.20)  N/A
---------------------  ---------  ------------  --------  --------  --------
Historical
Weighted average
number of shares of
common stock
outstanding-Basic        30,640        28,177    27,747    27,365    25,647
---------------------  ---------  ------------  --------  --------  --------
Weighted average
number of shares of
common stock
outstanding-
Diluted                  30,640        28,177    28,221    27,365    25,647
---------------------  ---------  ------------  --------  --------  --------
Pro forma
---------------------
Weighted average
number of shares of
common stock
outstanding -- Basic
(unaudited)            N/A        N/A            27,747    27,365   N/A
---------------------  ---------  ------------  --------  --------  --------
Weighted average
number of shares of
common stock
outstanding --
Diluted (unaudited)    N/A        N/A            28,221    27,365   N/A
---------------------  ---------  ------------  --------  --------  --------


                               BALANCE SHEET DATA

                                 1999 AS
                                PREVIOUSLY
                       2000      RESTATED     1998     1997     1996
--------------------  --------  ------------  -------  -------  -------

Working Capital
(Deficit)             (11,141)  $    (8,558)  $ 4,395  $ 3,588  $ 4,843
--------------------  --------  ------------  -------  -------  -------
Total Assets           27,305        29,533    13,087   11,337   15,832
--------------------  --------  ------------  -------  -------  -------
Long Term Debt, Net
of Current Portion      7,440        10,380     1,423    1,298    1,276
--------------------  --------  ------------  -------  -------  -------
Shareholders'
Investment              2,569          (316)    5,869    5,387   10,256
--------------------  --------  ------------  -------  -------  -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     We are the survivor of a corporate reorganization, or the reorganization, of 4Health, Inc, and Irwin Naturals, Inc., which was consummated June 30, 1998.

     We are a supplier and formulator of branded natural health, herbal and nutritional supplements designed and formulated to address the dietary needs of the general public. Our products are produced primarily from natural ingredients and are formulated for the purposes of achieving specific dietary or nutritional goals. We have historically sold and continue to sell these products to health food stores, both directly and through distributors, mass merchandisers and distributors who sell into foreign countries.

INTERNAL  DISPUTES  AND  CHANGES  IN  MANAGEMENT

     Upon the consummation of the reorganization, Messrs. R. Lindsey Duncan and Klee Irwin, our controlling shareholders, entered into substantially similar three-year employment agreements with us. In 1999, Mr. Duncan was employed as Chairman of the Board and as a member of our Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin was employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position until April 20, 1999.

     On April 20, 1999, Mr. Irwin resigned, as Chief Executive Officer and his employment agreement was terminated. In connection with his resignation, the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, our then wholly owned e-commence subsidiary, or HealthZone.

     In October 1998, we entered into an agreement to hire Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

     During the period from June, 1998, until Mr. Irwin's resignation as Chief Executive Officer, disputes arose between Mr. Irwin and us. On October 8, 1999, we entered into a settlement agreement with Mr. Irwin in order to resolve certain mutual claims that had arisen. Among the principal terms of the settlement, Mr. Irwin made a capital contribution of $410,000, and returned 941,436 shares of our common stock to us. 363,363 of these shares were issued to the former owners of Health & Vitamin Express, Inc., or HVE and the remainder will be reflected as treasury stock. Further, Messrs. Irwin and Duncan, who together owned approximately 74% of the outstanding shares of our voting capital stock, each entered into a five-year voting agreement pursuant to which Mr. Irwin has agreed to certain stand-still provisions. They have agreed to vote their respective shares of our common stock for their respective nominees for Class I and II directors and the candidate for Class III director nominated by the two Class II directors. Upon execution of the settlement agreement, day-to-day control of us was vested in Messrs. Duncan and Mancini.

     Effective on March 12, 2000, Mr. Duncan and his spouse, Cheryl Wheeler, entered into an agreement, or the Withdrawal Agreement, in which:

-    Mr.  Duncan  agreed  to  resign  from  the  Board  of  Directors,

-    terminated  his  employment  agreement  with  us,  and

-    ceased  all  further  involvement  with  us.

     Mr. Duncan and Ms. Wheeler both agreed to vote their respective shares of our common stock, or give their written consent on all matters on the same proportionate basis as our remaining shareholders vote their shares, or give their written consent on such matters for a period of five years from the date of the Withdrawal Agreement, and appoint Andrew Vollero, Jr., as attorney-in-fact for each of them to vote their shares of common stock, or give their written consent.

     Mr. Duncan's agreement to resign from the Board and terminate his employment agreement was conditioned on:

- the extension of the exercise and expiration dates of all of his existing stock options to purchase 1,003,029 shares of the common stock to the seventh anniversary of the Withdrawal Agreement.

- the receipt of $1,500,000 in net proceeds from the sale of shares of common stock owned by Mr. Duncan at a price of $3.00 per share in one or more transactions.

- the execution and delivery by American Equities LLC and Corporate Financial Enterprises, Inc., or the investors, of a term sheet providing for the purchase by them from us of our securities for an aggregate purchase price of $2,000,000.

- the execution and delivery by Mr. Irwin and each of the investors to Mr. Duncan of a general release.

-    the  execution  and  delivery  by  us  of  a registration rights agreement.

- the termination of the voting agreement dated October 8, 1999 by and between Mr. Duncan and Mr. and Mrs. Klee Irwin.

     On  March  12,  2000,  the  Board:

-    terminated  Louis  Mancini's  employment  as  President and Chief Executive
     Officer,

-    appointed  Mr.  Irwin  to  fill  the  vacancy  created  thereby,  and

- authorized the termination of that certain settlement agreement, dated October 8, 1999, by and among us and Mr. and Mrs. Klee Irwin, and ancillary agreements.

ADJUSTMENT TO OUR FINANCIAL STATEMENTS FOR 1999 AND 2000 AND CUSTOMER RIGHTS OF RETURN

     During the period of time while Messrs. Duncan and Mancini were in day-to-day control of our sales and marketing efforts, they developed several product offerings that were not successful. In order to protect our relationship with certain of our customers, as well as to ensure a strong reputation to secure future sales, we exercised liberal flexibility with those customers in authorizing returns for certain products which did not sell. At the end of the first quarter of 2000, management again changed. It became necessary at this time to continue for a limited period, the flexible stance on returns initiated in 1999 in order to further support and protect our relationship with those customers.

     In an effort to build customer confidence and satisfaction, we warrant satisfaction and grant to our customers, at the retail consumer level, the right of return for full credit if the end user is not satisfied with the quality of our product. Historically, this policy has generated insignificant total returns. During the period from 1999 through the third quarter of 2000, due to product introductions in 1999 that proved unsuccessful, the percentage of such returns increased. A significant amount of such allowances were granted for returns during 1999 and the first quarter of 2000. These returns became the subject of financial statement restatements that were made to certain quarterly reports on Form 10-Q for two years ended December 31, 1999 and 2000 and on our annual report Form 10-K for the year ended December 31, 1999.

     Starting in July 2000, one of our large customers started deducting significant amounts from cash remittances. In addition, certain of our other customers began taking deductions against cash remittances that were in excess of historical amounts we had experienced. Beginning in August 2000, we conducted an investigation of our 1999 and 2000 sales practices and determined that sales to certain customers were made with rights of return and "guarantees" of sell-through to consumers. As part of our investigation, we reviewed substantially all of the customer deductions taken in 2000 and determined that certain amounts related not only to "guaranteed" sales, but also to other customer allowances and concessions granted by management in the fourth quarter of 1999 and the first quarter of 2000. Substantially all of the arrangements were previously unknown to the current management team.

     We determined the effect of these deductions and previously restated our financial statements for the year ended December 31, 1999. Revenues from any products with "guaranteed" sales were deferred until the sell through of the product at the customer level and the related product has been treated as consigned inventory. In situations in which we granted allowances and concessions in the fourth quarter of 1999 and early in 2000 related to sales in 1999, we have increased our reserves for such allowances and concessions as of December 31, 1999, at which time such allowances were known. In addition, in situations in which we subsequently granted additional allowances or concessions relating to sales made in prior periods, but which were unknown in the earlier periods, we have increased our reserves in the period such decisions were made and the amounts became known.

     The effect of the adjustments required as a result of this investigation was to restate our financial statements for the third and fourth quarters of and the year 1999 and the first and second quarters of 2000. The cumulative net impact on our statements of operations from July 1, 1999 through December 31, 1999 included the deferral of approximately $1.9 million of gross profit from previously recorded sales, now treated as "guaranteed sales," and an additional $0.3 million of reserves for allowances granted to customers for sales in prior periods. During the twelve months ended December 31, 2000, all of such guaranteed sales were reversed and approximately $4.4 million of additional charges for reserves were recorded.

RECENT  DEVELOPMENTS  IN  OUR  BUSINESS

     SALE TO VITACOST.COM, INC. On February 2, 2001, we entered into a Purchase Agreement with Vitacost.com, Inc., as Vitacost, an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of our combined internet operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving us, at any time after four years from the closing, the right to demand that Vitacost repurchase the stock we acquired for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of $56,667. The agreement also contains an optional redemption right, giving Vitacost the right to redeem the stock we acquired, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. The stock we received represents approximately 19.9% of the total Vitacost common stock outstanding. As long as we continue to hold at least a 10% interest, we will have one of the five available seats on the Vitacost Board of Directors. Additionally, we have certain anti-dilution rights in the event Vitacost raises additional equity.

     ACQUISITION AND DISPOSITION OF VITAMIN DISCOUNT CONNECTION. On October 27, 2000, we acquired Vitamin Discount Connection, an Internet "e-tailer" and mail order retailer of nutritional and health-related products. We issued 190,000 restricted shares of our common stock in exchange for certain assets and assumed the seller's liabilities of $115,000. If our common stock is not registered by March 1, 2001, we agreed to replace the restricted shares with freely tradable shares or to repurchase such restricted shares at the market closing price on March 1, 2001, or a combination of both. Substantially all of the operating assets of Vitamin Discount Connection were sold to Vitacost.com, Inc. in February 2001.

     ACQUISITION AND DISPOSITION OF HEALTHSHOP.COM. On May 22, 2000, we executed an asset purchase agreement to purchase selected assets of HealthShop.com, or Healthshop, an Internet business retailer of nutritional supplements and health related products for a purchase price of $3,500,000, payable in 838,951 shares of our common stock. We are obligated to issue up to an additional 250,000 shares contingent upon the sellers meeting certain performance measures during the one year period from the closing date. We also entered into consulting agreements with the former shareholders and executives of Healthshop.com and issued options to purchase an aggregate of 250,000 shares of our common stock in connection therewith. Healthshop and the former shareholders and executives of Healthshop were granted piggyback registration rights with respect to the shares and the shares underlying the options granted by us in connection with this transaction. If the registration statement required to be filed pursuant to the January 24, 2000 private placement is not filed within 60 days after May 18, 2000, we agree to file a registration statement covering the securities granted in connection with this transaction within 30 days thereafter. Substantially all of the operating assets of Healthshop were sold to Vitacost.com, Inc. in February 2001.

     ACQUISITION AND DISPOSITION OF SMARTBASICS.COM. On May 25, 2000, we executed an agreement and plan of reorganization with Smart Basics, Inc., dba SmartBasics.com, an Internet and mail order retailer of nutritional supplements and health related products. Under the terms of the agreement, we issued 170,000 shares of our common stock in consideration for all of the equity of SmartBasics.com. Substantially all of the operating assets of SmartBasics.com were sold to Vitacost.com, Inc. in February 2001.

     ACQUISITION OF INHOLTRA. On March 10, 1999, we purchased for $13,250,000 certain net assets of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. including the Inholtra-registered trademark-brand of anti-joint pain product and associated trademarks, patent and inventory, for $13.3 million. The purchase price consisted of the payment of $3,250,000 in cash at closing, and the issuance of a $10,000,000 promissory note. The promissory note was repaid on June 10, 1999 in connection with our new banking facility. In connection with this acquisition, we entered into a consulting agreement with a former employee of the sellers. The two-year agreement requires annual consulting fees of $60,000.

     ACQUISITION AND DISPOSITION OF HEALTH & VITAMIN EXPRESS. On February 15, 1999, we purchased for $2,880,000 the issued and outstanding shares of HVE, an e-commerce distribution company. The purchase consideration consisted of the issuance of 363,636 shares of our common stock valued at $2,273,000 or $6.25 per share and the assumption of $571,000 of debt. Substantially all of the operating assets of HVE were sold to Vitacost.com, Inc. in February 2001.

     Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares to the former owners of HVE were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 agreement were terminated.

RESULTS  OF  OPERATIONS

     2000  COMPARED  TO  1999

     Net sales for the year ended December 31, 2000 were $29,609,000 with an operating loss of $13,472,000 and a net loss available to common shareholders of $21,610,000, or $0.71 per basic and diluted share. Consolidated net sales for the year ended December 31, 1999 were $30,922,000 with an operating loss of $9,867,000 and net loss of $11,055,000, or $0.39 per basic and diluted share. The net loss available to common shareholders for the year ended December 31, 2000 was impacted by; (i) an increase in estimates for returns and allowances of $4,429,000, (ii) a $5,118,000 preferred stock dividend, (iii) a $1,720,000 one-time non-cash charge, (iv) $1,827,000 increase in stock compensation expense, and (v) a $548,000 increase in interest expense. Other income for the year ended December 31, 1999 included a $481,000 one-time gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

     SALES

     Net sales for the year ended December 31, 2000, decreased by $1,313,000, or 4.2%, to $29,609,000 from $30,922,000 for the comparable period in 1999. The decrease in net sales relates primarily to increases in estimates for returns and allowances which increased $4,429,000 or 130% to $7,836,000 from $3,407,000 for the comparable period in 1999. Sales discounts declined $283,000 or 24.7% to $862,000 from $1,146,000 for the comparable period in 1999.

     GROSS  PROFIT

     Gross profit for the year ended December 31, 2000 decreased $4,711,000, or 31.5%, to $10,223,000 from $14,934,000 for the comparable period in 1999. Gross profits as a percentage of sales for the year ended December 31, 2000 decreased to 34.5% from 48.3% in the comparable period in 1999. The decrease in the gross margin percentage resulted primarily the increase in estimated returns and allowances as a result of higher rates of returns on products sold in the first half of the year. Also impacting margins was a shift in the product-mix to certain items that have lower margin, increased allowances given and discounts offered to customers.

     SALES  AND  MARKETING

     Sales and marketing expenses for year ended December 31, 2000, decreased by $1,188,000, or 12.5% to $$8,292,000 from $9,480,000 for the comparable period in
1999. This decrease was principally due to sharp reductions in marketing salaries, marketing services purchased, travel and other related expenses in the second, third and principally in the fourth quarter. These decreased more than offset media and co-op advertising campaigns of approximately $1.9 million initiated by the former management during the first quarter of 2000 to boost sales of Inholtra, Veromax and Cholestaid for fiscal 2000.

     GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses for the year ended December 31, 2000, increased by $2,206,000, or 20.0% to $13,252,000 from $11,045,000 for the comparable period in 1999. The increase primarily came from increased accounting and legal expenses of $905,000 related to the restatement of 1999 results and the results of the first, second and third quarters of 2000, charges of $187,000 related to waivers and restructuring a line of credit and a term loan with the our principal bank and increased stock compensation expense of $1,857,000. In addition, 2000 included a $1,720,000 non-cash compensation charge. This $1,720,000 represents the fair market value of one million shares of personally owned common stock transferred by the current Chief Executive Officer to the former Chairman of the Board in connection with the Withdrawal Agreement between the Company and the former Chairman of the Board. These increases were partially offset by $489,000 in reductions in wages and taxes, $257,000 reduced travel expenses, $1,032,000 reduction in bad-debt expense and other overall decreases in the third and fourth quarters in various other operating and overhead costs. 1999 included a one-time charge of $287,000 for a corporate move.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation and amortization for the year ended December 31, 2000, increased by $1,257,000 to $3,149,000 from $1,892,000 for the comparable period in 1999. The increase relates to the amortization of e-commerce, goodwill, Inholtra trademark and deferred financing costs resulting from the shortened life to the term loan partially offset by the elimination of amortization on intangibles written off in 1999.

     OTHER  INCOME  (EXPENSE)

     Interest expense for the year ended December 31, 2000 increased $548,000 to $1,887,000 from $1,339,000 for the comparable period in 1999. This increase is consistent with the increase in the utilization of our line of credit and the term loan in 2000 that was incurred originally in connection with the acquisition of the Inholtra brand. Other income for year ended December 31, 1999 included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

     LOSS  FROM  DISCONTINUED  OPERATIONS

     In the fourth quarter of 2000 we decided to divest of our e-commerce operations and accordingly, the results of operations of this business segment since inception have been classified on the Statement of Operations under Loss From Discontinued Operations from inception. On February 2, 2001 substantially all of the operating assets were sold for shares of common stock in a private company.

     1999  COMPARED  TO  1998

     Consolidated net sales for the year ended December 31, 1999 were $30,922,000 with an operating loss of $9,867,000 and a net loss of $11,055,000, or $(0.39) per basic and diluted share. Consolidated net sales for the same period in the prior year were $30,547,000 with operating income of $1,827,000 and net income of $1,018,000 or $.04 per basic and $0.01 per diluted share. The net loss for 1999 was impacted by: a reduction in gross profit of $3,807,000, primarily resulting from the restatement described in Note 1, an increased SG&A expenses of approximately $7,747,000, including a $634,000 loss in operations from our Internet subsidiary HealthZone.com, or HealthZone, a $640,000 loss incurred with the write off of intangibles, non-cash warrant and option compensation costs of $832,000 and $288,000 related to the relocation of our corporate and warehouse facilities.

     NET  SALES

     Net sales for the year ended December 31, 1999 increased by $375,000, or 1.2% to $30,922,000 from $30,547,000 for the comparable period in 1998. The increase in sales related to the introduction of our new Inholtra pain relieving product, partially offset by an increase of over $2 million in allowances to customers for returns and allowances and deferral of over $2.8 million of sales with explicit right of return.

     GROSS  PROFIT

     Gross profit for the year ended December 31, 1999 decreased $2,823,000, or 15.7%, to $15,184,000 from $18,007,000 for the comparable period in 1998.
Gross profits as a percentage of sales for the year ended December 31, 1999 decreased to 49.1% from 59.0% in the comparable period in 1998. The decrease in the margin relates to: (i) pricing concessions related to 1999 sales in conjunction with the launch and early stage sales of several new products, (ii) sales adjustments given to certain customers, and (iii) an overall shift in product mix to certain items which have a lower margin.

     SELLING  AND  MARKETING

     Sales and marketing expenses for the year ended December 31, 1999, increased by $2,838,000 or 41.8%, to $9,631,000 from $6,793,000 for the comparable period in 1998. The increase primarily relates to wages, advertising and other costs incurred on marketing and media campaigns to (i) launch the introduction of Inholtra, (ii) launch our new products, Cholestaid and Veromax, for the fourth quarter 1999 and fiscal 2000, (iii) media and advertising campaigns to support certain of our other products, and (iv) continual repackaging and redesign of our core product lines.

     GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses for the year ended December 31, 1999, increased by $2,328,000, or 31.5% to $9,720,000 from $7,392,000 for the comparable period in 1998. Included in 1999 general and administrative expenses were: (i) legal and professional fees of $806,000, (ii) $717,000 in costs incurred on our HealthZone operations, (iii) $415,000 for consulting costs incurred to implement our acquisition of Inholtra and other products, (iv) approximately $1,136,000 in uncollectible receivables (v) $903,000 of non-cash warrant and compensation costs, and (vi) a $288,000 charge related to the relocation of our corporate and warehouse facilities. The prior year included $1,021,000 of costs associated with the merger described above. Distribution costs for the year ended December 31, 1999 increased $1,594,000 or 146%, to $2,686,000 from $1,092,000 from the comparable period in 1998. The increase primarily relates to higher expenditures for freight, compensation, fulfillment and other distribution costs associated with efforts to promote new and existing products to new customers.

     DEPRECIATION  AND  AMORTIZATION

     Depreciation and amortization for the year ended December 31, 1999, increased by $987,000 to $1,890,000 from $903,000 for the comparable period in 1998. The increase specifically relates to amortization costs relating to the Inholtra and HVE acquisitions.

     OTHER  INCOME  (EXPENSE)

     Interest expense for the year ending December 31, 1999 increased $1,176,000 to $1,339,000 from $163,000 for the comparable period in 1998. This increase is consistent with the increase in the utilization of our line of credit, the incurrence of the Inholtra acquisition debt and the term loan incurred to refinance the Inholtra acquisition debt in 1999. Other income included a $481,000 gain on the sale of the former 4Health corporate headquarters building located in Boulder, Colorado.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, we had cash and cash equivalents of approximately $199,000, and approximately $1,489.000 of availability under our revolving credit line. The increase in cash and cash equivalents primarily relates to the receipt of approximately $2,720,000 of net proceeds from the October 27, 2000 private placement. As of December 31, 2000, we had total current liabilities of $17,296,000, $6,003,000 of which consisted of accounts payable to vendors.
Further, as of December 31, 2000, we had a working capital deficit of $11,141,000, and an accumulated deficit of $41,358,000. We estimate that, based on the current rate of negative cash flow from operations, the cash and that available under the revolving credit line as of April 9, 2001 (approximately $545,000) will be sufficient to provide a source of working capital through approximately June 15, 2001, the date on which $1,750,000 becomes due and payable to our bank. However, this estimate only gives effect to certain payments to vendors to reduce outstanding accounts payable. There can be no assurances that the vendors will continue to supply us with goods and services on an ongoing basis, which may have an adverse effect on our continued operations.

     Product returns are a recurring part of our business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. We accrue a reserve for returns based on historical experience. During 1999 and 2000, returns were far higher than in past years and, as such, our gross profit was negatively impacted in 1999 and 2000 for returns. Although we have increased our reserves and have generally been able to estimate the level of returns accurately, there is no guarantee that future returns will not exceed the high levels experienced in the year 2000 or will be in line with past return percentages. The risk of returns is amplified by the current industry trend, which shows negative growth. If this trend continues, retailers may decide to reduce inventory levels from their suppliers, by returning goods from their warehouse distribution centers. If this occurs, Management will decide whether they will accept such returns.

     During the year ended December 31, 2000, we experienced negative cash flow from operations of $4,129,000. The sale of equity securities and issuance of a minority interest in our subsidiary, HealthZone.com in January, 2000, and the sale of common stock provided an aggregate of approximately $8,440,000 in proceeds to us. Approximately $3,620,000 of these proceeds were used for the repayment of an existing line of credit and other long term borrowings, as well as for costs incurred with the financings.

     Credit  Facility.

     On June 10, 1999, we secured a new loan from a lending institution that provides up to $20 million dollars of financing. The loan was subsequently amended on January 21, 2000. The credit facility consists of a $13 million term loan, or Term Loan, and up to a $7 million revolving loan, or Revolving Loan, subject to borrowing base availability and compliance with certain financial and other covenants and agreements, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on incurrence of indebtedness, and restrictions on dividends paid. $4,527,000 of loan proceeds were disbursed to repay and close our previous existing credit facility, and $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd.

     The loans under the credit facility are secured by substantially all of our assets. Borrowings under the Term Loan bear interest at an annual rate of either prime plus 2.25 percent or LIBOR plus 3.75 percent and are paid monthly. Borrowings under the Revolving Loan currently bear interest at an annual rate of either prime plus 1.75 percent or LIBOR plus 3.0 percent, and are paid quarterly. The rates are subject to decrease based upon our satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by us. The $13,000,000 Term Loan was payable in quarterly installments of $583,333 that began October 15, 1999, and which were to increase to $750,000 on October 15, 2002, until the Loan was paid in full on April 15, 2004. In addition, we were to make a payment of principal on the Term Loan in addition to the quarterly payments in an amount equal to 50% of "Excess Cash Flow" (as defined) for each fiscal year. Each Excess Cash Flow Payment was to be applied to reduce the remaining regularly scheduled principal installments of the Term Loan in inverse order of their maturity. Additionally, upon receipt by us of any unapplied insurance or condemnation proceeds, the proceeds of key-man life insurance which has been assigned to an Agent, asset sale proceeds or debt sale proceeds, we are required to make a mandatory prepayment of the Term Loan in the amount thereof. Furthermore, upon receipt by us of any equity sale proceeds, we were was to make a mandatory prepayment of (i) the Revolving Loan to the limited extent necessary to fully prepay the Revolving Loan or, if less, in such amount so that borrowing availability after giving effect thereto equals $3,000,000 and (ii) to the extent of any balance of any equity sale proceeds after the application to the Revolving Loan to the extent provided in the preceding clause, the Term Loan; provided, however, if at the time of receipt of such equity sale proceeds, no event of default has occurred and is continuing and the debt to EBITDA ratio meets certain defined levels, then the amount of such mandatory prepayment on the Term Loan shall be 50% of the amount of such equity sale proceeds remaining after application to the Revolving Loan pursuant to the preceding clause, and, further, provided, however, if such ratio is less than a defined amount, then no such prepayment on the Term Loan from equity sale proceeds need be made.

     As a condition of a waiver obtained in May 2000, the Term Loan and Revolving Loan agreements were amended to change the expiration dates of both facilities to April 30, 2001. Further, under the amendment, the lender will require us to meet certain revised financial ratios. On October 23, 2000, the Term Loan was amended to include a waiver of all existing defaults and an extension of the term to July 30, 2002.

     On October 23, 2000, the credit facility was also amended with respect to both its term debt and revolving credit agreements. The major amendments of the Waiver and Amendment No. 4 to Secured Credit Agreement included an increase in the availability of the Revolving Loan up to the maximum credit limit of $7 million, an extension of the term of both the revolving and term debt agreements from April 30, 2001 to July 30, 2002 and an agreement to permit us to use the proceeds obtained from the October, 2000 equity financing for working capital purposes. Additionally, the lender agreed to waive any and all defaults then in existence and defer until June 15, 2001, all principal payments due under the loan from the period commencing October, 2000 and ending May, 2001. The sum of such deferred payments will be approximately $1,750,000. The lender also allowed us to use the proceeds from a private placement of securities, closed on October 27, 2000, resulting in net proceeds of approximately $2,720,000, for working capital purposes. The lender charged us a fee for the restructuring of the indebtedness of approximately $131,000, payable in six equal installments commencing April 15, 2001.

     On February 2, 2001, the credit facility was amended in connection with the sale of our Internet operations to Vitacost.com. Pursuant to the terms of the Consent and Amendment No. 5 to Secured Credit Agreement, (i) the lender consented to the terms of the Vitacost.com transaction, (ii) we pledged our 6,800,000 shares of Vitacost's common stock as security for our obligations under our credit facility, (iii) we agreed to make certain mandatory prepayments upon receipt of any proceeds resulting from the exercise of our redemption rights or those of Vitacost, and (iv) we transferred to lender all of our rights and remedies with respect to, and title and interest in, arising from this transaction, including our right of redemption and right to receive payments upon the exercise by Vitacost of its redemption rights; provided that lender may not exercise these rights only upon the occurrence of an event of default and during the continuance thereof. This assignment terminates upon the full performance of our obligations under the loan facility or other termination of the loan agreement other than a termination by reason of our breach, whichever occurs later.

     Sale  of  Series  A  Convertible  Preferred  Stock  Private

     On January 24, 2000, we sold 2,000,000 shares of our newly created 5% $.01 par Convertible preferred stock for $2,900,000 and sold seven year warrants to purchase 500,000 shares of common stock at $2.25 per share for $100,000. In connection with the issuance of the preferred stock, we issued common stock representing an approximate 10% interest in our wholly owned subsidiary, HealthZone.com, to the same investors. The securities of Healthzone.com were subsequently returned to HealthZone.com. We incurred issuance costs of $100,000, which consisted of legal and placement agent fees. On March 24, 2000, we converted all of these preferred shares, plus accrued dividends, for 2,016,438 shares of its common stock. Since the conversion rate was significantly below the trading price of our common stock when the Preferred was issued, we recognized a preferred dividend of $1,950,000, which is reflected as a reduction in net income available to common stockholders.

March  27,  2000  Private  Placement

     On March 27, 2000, we sold 700,000 shares of common stock to individual investors in a private placement for aggregate proceeds of $2,100,000. Investors were granted piggyback registration rights in connection with this transaction.

October  27,  2000  Private  Placement

     On October 27, 2000, we entered into a Securities Purchase Agreement with several "accredited investors," or holders whereby the holders purchased 3000 shares of our newly issued Series A Convertible preferred stock resulting in gross proceeds to us of $3,000,000. In addition, the buyers received warrants to purchase up to 600,000 shares of common stock at an exercise price of approximately $0.96 per share. We received net proceeds from this transaction of $2,720,000, after fees, costs and expenses of issuance. An additional 50,000 warrants were issued to an intermediary on the same terms as were granted to the buyers.

     The preferred stock is convertible into common stock on the following basis. The number of shares of common stock to be issued is equal to the stated value of the number of shares of preferred stock being converted, together with any accrued dividends, or the Additional Amount thereon, divided by the "conversion price." The conversion price is equal to the lesser of:

- 115% of the average of the two lowest bid prices quoted on the exchange where our common stock is traded during the ten days preceding the closing or,
- 80% of the average of the two lowest bid prices of the common stock during the five days preceding conversion.

     Pursuant to the Securities Purchase Agreement and related documents, we are required to file a registration statement, registering for resale the number of common shares issuable assuming a market price of $.50 per share upon conversion of all of the preferred stock, plus the exercise, at the contractual rate of approximately $0.96, of all of the warrants issued in connection therewith.

     We may redeem the preferred stock at any time after closing at a price per share equal to the greater of:

- $1,400, plus an Additional Amount per Share, defined as 6% of the face amount of the preferred stock being redeemed, multiplied by the number of days since the closing, divided by 365, or the optional redemption price or,

- the market price of the common stock into which the preferred stock being redeemed could be converted as of the date of the notice of optional redemption.

     On the fourth anniversary of the Issue Date, any existing shares of preferred stock, together with the additional amount, must either be converted into common stock pursuant to the conversion formula or redeemed for cash at the optional redemption price.

     In the event any conversion of preferred stock would result in the issuance of more than 19.9% of the number of shares of common stock outstanding on the date of the closing, the preferred stock representing such excess must be redeemed, in cash for $1,400.00 per share, plus the additional amount. Notwithstanding anything to the contrary, except on the fourth anniversary of the Issue Date, neither we nor holders of the preferred stock may convert all or any portion of the preferred stock if and to the extent that the issuance to the holder of shares of common stock upon such conversion would result in the holder being deemed the "beneficial owner" of more than 5% of the then outstanding shares of common stock within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. If a court of competent jurisdiction determines that this limitation is ineffective to prevent a holder from being deemed the beneficial owner of more than 5% of the then outstanding shares of common stock, we will be obligated to redeem so may of such holder's shares of the preferred stock as are necessary to cause such holder to be deemed the beneficial owner of not more than 5% of the then outstanding shares of common stock.

     A registration statement is required to be filed within 30 days of the closing to cover the common stock underlying the conversion of the preferred stock, or the conversion shares and the exercise of the warrants, and such indeterminate number of shares of common stock issuable pursuant to the anti-dilution adjustment provisions of the preferred stock and warrants. For registration purposes only, the number of conversion shares to be registered is calculated based upon an assumed conversion price per share of $0.50. As of the date of the filing of this registration statement, which covers the shares and warrants issued in connection with this transaction, we are in default of this provision of the preferred stock Agreements.

     The Securities Purchase Agreement includes certain provisions for liquidated damages against us if a registration statement for the related securities is not filed within 30 days or declared effective within 90 days after October 27, 2000. These liquidated damages provisions require us to pay an additional amount to the holders equal to: (a) in the event of a late filing, 1% of the gross purchase price for such securities from the period commencing October 27, 2000 through the 30th day following such date and each 30th day thereafter, each of which is referred to as a Computation Date, if the registration statement is not filed by such Computation date, and (b) in the event of a late effective date, 1% of the gross purchase price for such securities from the period commencing on the previous Computation Date through the 30th day following such date and each 30th day thereafter, if the registration statement is not declared effective by the relevant computation date. We may also be liable for certain liquidated damages in the event we fail to issue timely shares of common stock upon conversion of the preferred stock or exercise of the warrants. These liquidated damages may be paid by us either in cash or in common stock, at our option. As of November 26, 2000 we were in default of this provision. There can be no assurances as to whether we will continue to incur such liquidated damages or as to the total amount of such liquidated damages.

Subsequent  Financing

     On October 30, 2000, we entered into an agreement with Institutional Equity Corporation, or IEC, to serve as our financial consultant for the purpose of determining investor interest in a private offering of our securities for gross proceeds of up to $20,000,000. IEC is entitled to a minimum fee of $25,000, which is payable in 16,667 shares of our common stock.

     During the year ended December 31, 2000, we issued 599,905 shares of our Common Stock to various vendors and other trade creditors for an aggregate agreed upon debt conversion price of $1,431,000 or a weighted average conversion price of $2.38 per share.

     We have primarily funded our operations to date through internally generated capital, bank loans or private equity financing. Our future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products. Management believes that additional investment capital will be required to permit us to meet our business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that we will be able to secure such funds on commercially reasonable terms, if at all. If not successful in securing additional funds, we may be forced to dispose of our assets outside of its normal course of business and/or resort to bankruptcy protection.

     Our auditors have included an explanatory paragraph in their report of Independent Public Accountants included in this Annual Report on Form 10-K/A , to the effect that our losses from operations for the year ended December 31, 2000, and the working capital deficit and the retained deficit at December 31, 2000 raise substantial doubt about our ability to continue as a going concern.

NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. We will adopt the standard in January 2001. Management does not expect the adoption of this standard to have a material impact on our financial position or results of operations.

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. SAB No. 101, has not had a material effect on the Company's revenue recognition and results of operations.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     Our primary market risk exposure is interest rate risk. As of December 31, 2000, all of our debt obligations were subject to variable interest rates. Financial Statements and Supplementary Data.

     Our audited Consolidated Financial Statements and related Notes and Schedules, including our consolidated balance sheets at December 31, 2000 and 1999 as previously restated, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the 3-year period ended December 31, 2000, included elsewhere in this Report, have been so included in reliance on the report of Singer, Lewak, Greenbaum & Goldstein LLP, independent certified public accountants, for the years ended December 31, 2000, 1999 as previously restated and 1998, given on the authority of such firms as experts in auditing and accounting.

     The financial statements required by this Item 8 are included elsewhere in this Report and incorporated herein by this reference.

Changes in And Disagreements with Accountants on Accounting and Financial Disclosure
     As of April 14, 2000, Arthur Andersen LLP, Independent Public Accountants, the independent accountants previously engaged as the principal accountant to audit our financial statements was terminated. We had elected to engage another national certified public accounting firm to audit its financial statements on an ongoing basis. As of April 12, 2000, the firm of Singer, Lewak Greenbaum & Goldstein LLP was engaged as our independent accountant to provide services after April 14, 2000, the date of filing of our Annual Report on Form 10-K for the year ended December 31, 1999.

     Except as set forth below, the audit reports of Arthur Andersen LLP on our financial statements as of and for the years ended December 31, 1999 as restated, 1998, and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

     Our financial statements for the year ended December 31, 1999 as restated contain a statement that losses from operations, a working capital deficit and a retained deficit, raise substantial doubt about our ability to continue as a going concern. The notes to the financial statements describe management's plan to address these concerns, which include:

- Our raising $3,000,000 through a private placement of our securities in January 2000,
- Our raising $2,100,000 through a private placement of our securities in March 2000,
- The receipt by us of a commitment from the January 2000 investor to provide an additional $2,000,000 in private placement funding contingent on our achieving certain sales benchmarks for the first two quarters of 2000;
- Our currently negotiating to raise an additional $15,000,000 via a private placement with a plan to pay off the Company's term loan with the proceeds;
- Our having received a waiver from our credit facility lender for violations of certain covenants included in the loan agreement;
- Our reducing portions of our fixed overhead expenses, including executive salary reductions of $1,300,000;
- Our management having revised its marketing strategy and plans to reduce advertising expenditures; and
- Our management intends to focus additional efforts toward developing its e-commerce operations to generate additional revenues.

     The notes to our financial statements further state that there are no assurances that the capital already raised by us in conjunction with the expense reductions will be sufficient to fund our operations through 2000; there are no assurances that we will be able to successfully achieve the sales benchmarks necessary to raise the additional $2,000,000 or successfully raise other additional private placement funds; there is no assurance that our management will be able to successfully enter the e-commerce marketplace; and our failure to successfully achieve one or all of the above items will have a material impact on our financial position and results of operations.

     In connection with their audits of our financial statements for the years ended December 31, 1998 and December 31, 1999 as restated, Arthur Andersen LLP reported to our Board of Directors certain conditions that they believed to be material weaknesses in our system of internal accounting and financial controls. In response, management began to identify measures to improve these systems of internal controls, including implementing more rigorous internal accounting policies, procedures and controls.

     In May 1999, we filed the March 31, 1999 Quarter Report on Form 10-Q with the Securities and Exchange Commission without resolving the issue raised by Arthur Andersen LLP regarding a potential adjustment. We resolved this matter when we filed our report on Form 10-Q/A for the quarter ended March 31, 1999 on June 9, 1999.

     Material adjustments to our books were identified during the 1999 audit process and such adjustments were recorded in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999. Arthur Andersen LLP recommended that our management review the effect of such adjustments on interim periods within the year ended December 31, 1999 and determine whether Quarterly Reports on Form 10-Q filed during 1999 need to be amended.

     Subsequently, on July 14, 2000, we filed amendments to our Reports on Form 10-Q/A for the quarter ended June 30, 1999, September 30, 1999 and March 31, 2000, and our Annual Report on Form 10-Q/A for the year ended December 31, 1999. The purpose of said amendment was to restate our financial statements to allocate revenues for allowances and to adjust revenues for products with "guaranteed" sales.

     The decision to change accountants was approved by our board of directors on April 12, 2000. Other than as set forth above, during our two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their report. We have provided a copy of this disclosure to our former accountants, and we have requested that our former accountants furnish us with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by us, and, if not, stating the respects in which they do not agree.

     As of April 12, 2000, we engaged Singer, Lewak, and Greenbaum & Goldstein LLP, as our independent public accountant. Prior to engaging Singer, Lewak, Greenbaum & Goldstein LLP, neither we nor anyone on our behalf consulted Singer, Lewak, Greenbaum & Goldstein LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Since no disagreements were reported between us and our former independent public accountant, Singer, Lewak, Greenbaum & Goldstein LLP has not been consulted on any matter that was either the subject of a disagreement or a reportable event.



                                    PART III

Directors  and  Executive  Officers  of  Registrant

                        DIRECTORS AND EXECUTIVE OFFICERS

THE  FOLLOWING  TABLE SETS FORTH INFORMATION REGARDING OUR CURRENT DIRECTORS AND
EXECUTIVE  OFFICERS:

NAME                     AGE              POSITION
-----------------------  ---  ---------------------------------

Mr. Andrew Vollero, Jr.   63  Chairman of the Board
-----------------------  ---  ---------------------------------
Mr. Klee Irwin            35  Chief Executive Officer, Director
-----------------------  ---  ---------------------------------
Mr. Thomas Aarts          42  Director
-----------------------  ---  ---------------------------------
Ms. Rebecca Pearman       33  Director
-----------------------  ---  ---------------------------------
Mr. Thomas Baker          59  Vice President Finance
-----------------------  ---  ---------------------------------


     MR. ANDREW VOLLERO, JR. Mr. Vollero became Chairman of the Board of Omni Nutraceuticals on March 12, 2000 and has served as a Director since 1999. Mr. Vollero is an independent general management consultant and private investor specializing in the small business area since 1970. During that period, Mr. Vollero has worked with over 100 companies, mostly privately held and in non-high tech industries. Since 1994, Mr. Vollero has served as a Board member of AC International, A.C. Vroman, Inc., Vroman Real Estate Ventures, Magnum Air and Rahn Industries. Mr. Vollero is a graduate of Yale and Harvard Business School.

     MR. KLEE IRWIN. Mr. Irwin served as the President and Chief Executive Officer of Omni Nutraceuticals from June 30, 1998 until April 20, 1999. Prior to June 30, 1998, Mr. Irwin served as the President and Chief Executive Officer of Irwin Naturals, which he founded in 1995. Prior to his involvement in Irwin Naturals, beginning in 1989, Mr. Irwin served as a vice president of sales and marketing and general manager of Helsneva Labs, a division of Pantron I Corp., a privately held consumer products company. Mr. Irwin served as the Chief Executive Officer and a Director of HealthZone.com, the Company's e-commerce subsidiary in 1999 and rejoined us as the Chief Executive Officer and President in March 2000.Nutraceuticals on March 12, 2000, and has served as a Director since 1999.

     MR. THOMAS AARTS. Mr. Aarts was elected to our board of directors on November 15, 2000. Mr. Aarts is Co-Founder and President of Nutrition Business International and Executive Editor of Nutrition Business Journal. Prior to starting NBI, he was Director of New Ventures and a project manager for Environmental Business International . Prior to coming to EBI, Tom was an assistant to the CEO of Browning-Ferris Industries. Mr. Aarts also worked for Mercer Management Consulting and for Johnson & Johnson.

     MS. REBECCA PEARMAN. Ms. Pearman has worked for Omni Nutraceuticals or a predecessor or affiliated business for at least the last five years. She was elected to our board of directors on January 31, 2001 and appointed to serve as President of our Irwin Naturals division on February 1, 2001. She served as General Manager for Irwin Naturals from its inception in 1994 until leaving for the UK in 1996 to start Applied Nutrition, UK LLC, a division of Irwin Naturals. She returned to the US in 1997 to become Vice President of the Applied Nutrition Division of Irwin Naturals. Ms. Pearman is also the General Manager/VP operations of American Brand Labs, a company owned by an affiliate.

     MR. THOMAS BAKER. Mr. Baker joined Omni Nutraceuticals on February 26, 2001 as vice president of finance. Prior to joining Omni Mr. Baker was a consultant to companies from January 2000. From April 1997 to December 1999 Mr. Baker was vice president and chief financial officer of Eos Corporation and from October 1994 to April 1997 was vice president and chief financial officer of NetVantage, Inc.

     The Board of Directors met 19 times during 1999 for regular Board of Directors meetings. All directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held while they were members and (ii) the total number of meetings held by all Committees of the Board of Directors on which they served as members. In addition, on several occasions, the Board of Directors gave their unanimous written consent on issues involving normal corporate business. The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee, and the Long-Term Stock Incentive Plan Administration Committee, or the LTSIP Administration Committee. During 1999, the Audit Committee and the LTSIP Administration Committee were composed of Messrs. Diamond and Jeffs. The Audit and LTSIP Administration Committees did not meet during 1999, the functions of such committees being performed by the Board of Directors as a whole. During 1999, the Compensation Committee was composed of Messrs. Duncan and Irwin. The Compensation Committee met once in 1999. The primary responsibility of the Compensation Committee is to establish and review our compensation policies, including those for executives. During 1999, we did not have a nominating committee, the functions of such a committee being performed by the Board of Directors as a whole.

Executive  Compensation

SUMMARY  COMPENSATION  TABLE

     The following table shows, for the years ended December 31, 2000, 1999 and 1998 the cash compensation paid, as well as certain other compensation paid or accrued for the year, to our four most highly compensated executive officers, or the Named Individuals during 2000:

                                                 SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                         Annual                               Compensation
                                      Compensation                               Awards             Payouts
                ------------------------------------------------------  -------------------------  ---------
                                                             Other                     Securities
                                                             Annual      Restricted    Underlying                  All
Name and                                        Bonus     Compensation      Stock       Options      LTSIP        Other
Position            Year        Salary ($)       ($)          ($)          Awards       SARs (#)    Payouts   Compensation
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------

R. Lindsey
Duncan (2)              2000  $       47,596             $    1,720,000  $         0  $          0  $      0  $           0
--------------  ------------  --------------             --------------  -----------  ------------  --------  -------------
                        1999         225,000  $  50,000               0            0             0         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1998         192,219          0               0            0        50,000         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Klee Irwin (1)          2000         350,000          0               0            0             0         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1999         259,808          0               0            0             0         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1998         455,000          0               0            0        50,000         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Louis
Mancini (3)             2000          80,337          0           1,600            0             0         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1999         284,615          0         350,000            0     1,600,000         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1998          48,077          0               0            0             0         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Rockwell
Schutjer (4)            1999          51,923          0               0            0             0         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------
                        1998         122,163          0               0            0             0         0              0
                ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Steven
Beldner (5)             2000         136,421          0               0            0             0         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Christoff
Ballin (6)              2000         105,769          0               0            0     1,075,000         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


Herm
Rosenman (7)            2000         101,346          0               0            0       500,000         0              0
--------------  ------------  --------------  ---------  --------------  -----------  ------------  --------  -------------


(1) Mr. Irwin's employment ceased on April 20, 1999, and his options have expired unexercised. Mr. Irwin was re-employed on March, 12, 2000 as our President & CEO.
(2) Mr. Duncan 's other compensation includes the value of shares received pursuant to the Withdrawal Agreement, dated March 12, 2000, by and among Mr. Duncan, his spouse, Cheryl Wheeler and the Company.
(3) Mr. Mancini's options were cancelled pursuant to a Termination Agreement. Other compensation consists of a car allowance.
(4) Mr. Schutjer's employment with Omni Nutraceuticals ceased on July 15, 1999. Mr. Schutjer's options have expired unexercised.
(5) Mr. Beldner's compensation shown includes sales commissions he receives as our International Division Manager.
(6) Mr. Ballin's employment ceased on January 19, 2001, at which time all stock options shown were cancelled.
(7) Mr. Rosenman's employment ceased on March 22, 2001, and his options will be cancelled on May 23, 2001.


                                  OPTION GRANTS

The  following table presents information with respect to the Named Individuals concerning the exercise of options during  2000  and  unexercised  options  held  as  of  March  31,  2001.

                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                                                                                  Annual Rate of
                                                                                             Stock Price Appreciation
                               Individual Grants                                               For Option Term (1)
(a)                          (b)               (c)            (d)                  (e)              (f)      (g)
--------------------  ------------------  -------------  -------------  ------------------------- -------  -------
                          Number of        % of Total
                          Securities      Options/SARs
                          Underlying       Granted to     Exercise Or
                         Options/SARs     Employees In    Base Price           Expiration
Name                     Granted (#)       Fiscal Year   ($/Share) (*)           Date(*)           5% ($)  10% ($)

Christoff Ballin (1)        1,075,000       57.5            2.07                 4-9/2010          (3)      (3)
Herm Rosenman (2)             500,000       26.6.           4.12                   5/2010          (3)      (3)


*This chart assumes a market price of $0.20 for the common stock, the closing price for the common stock in the Over-The-Counter Market as of December 31, 2000, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.
(1)  These  options  have  been  cancelled.
(2)  These  options  will  be  cancelled  on  May  23,  2001.
(3) The exercise price of the options exceeded the assumed market price compounded annually over the relevant periods, and, therefore, there is no potential realizable value for the options, for purposes of this chart.


                          OPTION EXERCISES AND HOLDINGS

The  following table presents information with respect to the Named Individuals concerning the exercise of options during 2000 and unexercised  options  held  as  of  March  31,  2001:
                                                              Number of Securities
                                                             Underlying Unexercised                  Value of Unexercised In The
                                                                  Options at                               Money Options at
                                                              December 31, 2000                          December 31, 2000(2)
                         Shares
                      Acquired On      Value
Name                  Exercise (#)  Realized (1)       Exercisable               Unexercisable          Exercisable  Unexercisable
                                                  ----------------------  ----------------------------               -------------
R. Lindsey Duncan             0             0                 434,584                     1,001,251
Christoff Ballin (2)          0             0                  75,000                     1,050,000            0              0
Herm Rosenman(2)              0             0                  65,000                             0            0              0
Klee Irwin                    0             0                                                                  0              0
Steven Beldner(2)             0             0                   2,500                        12,500            0              0
Louis Mancini(2)              0             0


(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the then existing market for the common stock on the date of exercise and any lesser exercise price.
(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the Over-The-Counter market on December 31, 2000 ($0.203 per share) and any lesser exercise price.

BOARD  COMMITTEES

AUDIT  COMMITTEE
     The members of the audit committee are responsible for recommending to the Board of Directors the engagement of our outside auditors and reviewing our accounting controls and the results and scope of audits and other services provided by our auditors. Our audit committee is currently comprised of Messrs. Aarts and Vollero. The audit committee has discussed the audited financial statements with management and our auditors. It has also discussed with the auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and letter required by Independence Standards Board Standard No.1. Based on the review and discussions referred to above, the audit committee recommended to the Board of Directors that the audited financial statements as of March 31, 2001 and for the years ended December 31, 1998, 1999 and 2000, be included in our Annual Report on Form 10-K for the last fiscal year for filing with the Commission.

COMPENSATION  COMMITTEE
     The members of the compensation committee will be responsible for approving or recommending to the board of directors the amount and type of consideration to be paid to senior management, administering our stock option plans and establishing and reviewing general policies relating to compensation and benefits of employees. The compensation committee currently consists of Messrs. Irwin and Vollero.

LTSIP  COMMITTEE
     The LTSIP administration Committee oversees the Long-Term Stock Incentive Plan, or the LTSIP, including, subject to the express terms of the LTSIP, making awards, interpreting the LTSIP, amending and rescinding rules and other duties related to the proper implementation of the LTSIP. Our LTSIP committee currently is comprised of Messrs. Vollero and Aarts.

DIRECTOR  COMPENSATION
     We reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings but do not provide cash compensation for their services as board or committee members. Directors are eligible to participate in our LTSIP. Subject to shareholder approval, each of our non-employee directors will receive a one-time stock grant of 15,000 shares and a one-time option grant of 75,000 shares vesting annually over three years upon joining the board. The exercise price for each of these option grants will be equal to the fair market value of the underlying shares of our common stock on the date of grant.

     In 1999, the LTSIP provided that upon assuming office, each non-employee director would be granted a non-qualified option to acquire 10,000 shares of Common stock at an exercise price equal to 100% of the fair market value on the date of grant. One-half of the grants shall become exercisable upon completion of one year of service as a director and the remaining balance upon completion of two years of service as a director. All options have a five-year expiration term.

     In December 1999, the LTSIP was amended to grant 75,000 options at market price at the time of grant over three years to new directors.

     During the year ended December 31, 2000, we issued 1,780,500 shares of common stock at a weighted average exercise price of $2.38 per share, and options to purchase approximately 1,925,000 shares of common stock to certain of our directors, executive officers and consultants.

EMPLOYMENT  ARRANGEMENTS
     There are no employment agreements currently in existence, including any for the current executive management group.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION
     R. Lindsey Duncan, and Klee Irwin, the Company's current Chief Executive Officer, served on the Compensation Committee of the Board of Directors during 2000.

BENEFIT  PLANS

LONG  TERM  STOCK  INCENTIVE  PLAN
     The following is a description of the principal features of the Long Term Stock Incentive Plan or LTSIP, as amended. This description is qualified in its entirety by reference to the LTSIP, which is incorporated herein by reference. The Board of Directors will be recommending revisions to the LTSIP to the shareholders at the next annual or special shareholders meeting. The revisions are described below.

     The LTSIP authorizes the LTSIP Administration Committee to grant incentive stock options or ISO and non-qualified stock options or NSOs, including reload options (i.e., the granting of additional options, where an employee exercises an option with previously owned stock, covering the number of shares tendered as part of the exercise price), restricted stock awards or RSAs (i.e., stock awarded to an employee that is subject to forfeiture in the event of a premature termination of employment, failure of Omni Nutraceuticals to meet certain performance objectives, or other conditions), performance units or PUs (i.e., share-denominated units credited to the employee's account for delivery or cash-out at some future date based upon performance criteria to be determined by the LTSIP Administration Committee), and "tax withholding" (i.e., where the employee has the option of having us withhold shares on exercise of an award to satisfy tax withholding requirements).

     The LTSIP also provides for one-time grants of NSO's to non-employee directors, upon taking office, vesting one-half upon completion of one year of service and one-half upon the completion of two years of service, exercisable at 100% of the fair market value of the Common stock on the date of grant.

     The LTSIP Administration Committee develops administration guidelines from time to time, which define eligibility criteria, the types of awards to employees, and the value of such awards. Specific terms of each award, including minimum performance criteria, which must be met to receive payment, will be provided in individual award agreements granted each award recipient. Key employees and other individuals who the LTSIP Administration Committee deems may provide a valuable contribution to our success will be eligible to participate under the LTSIP. Award agreements will also contain change-in-control provisions.

     Under the LTSIP, the LTSIP Administration Committee shall determine the option price of all NSOs and ISOs; provided, however, in the case of ISOs, the option price shall not be less than the fair market value of the Common stock on the date of grant. Such "fair market value" is the average of the high and low prices of a share of the Common stock traded on the relevant date, as reported on a national securities exchange or an automated quotation system on which Common stock is then traded, or, in the event such Common stock is not listed on an exchange or quoted on an automated quotation system, the average of the highest bid and the lowest asked price quoted by a member firm of the National Association of Securities Dealers, Inc.

COMPLIANCE  WITH  SECTION  16  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
     Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our common stock. As of the date of this Report, except for reports that have not been timely filed for Thomas Aarts and Andrew Vollero, Jr., we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2000.

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2001:
- each stockholder who is known by us to own beneficially 5% or more of our common stock;
-    each  of  our  directors  named in "Management" section of this report; and
-    all  of  our  directors  and  executive  officers  as  a  group.


                                                                                  PERCENTAGE OF SHARES
                                                   NUMBER OF SHARES BENEFICIALLY   BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                       OWNED                       (1)

R. Lindsey Duncan(2)
1570 Chastain Parkway
Pacific Palisades, CA 90044                                            6,408,383                  18.2%
-------------------------------------------------  -----------------------------  ---------------------
Klee and Margareth Irwin (3)(4)                                       18,206,950                  45.1%
-------------------------------------------------  -----------------------------  ---------------------
Andrew Vollero, Jr. (4)(8)                                               350,000                   0.9%
-------------------------------------------------  -----------------------------  ---------------------
Thomas Aarts (4)(7)                                                       75,000                     *
-------------------------------------------------  -----------------------------  ---------------------
Rebecca Perman (4)(5)                                                    600,000                   0.7%
-------------------------------------------------  -----------------------------  ---------------------
American Equities LLC(6)
3172 Abington Drive
Beverly Hills, CA 90210                                                1,740,575                   5.1%
-------------------------------------------------  -----------------------------  ---------------------
All directors and officers as a group (5 persons)
* Less than 1%                                                        25,540,733
-------------------------------------------------  -----------------------------


(1) Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 10, 2001 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 34,106,032 shares of common stock outstanding as of April 11, 2001. All share numbers and percentages assume no exercise of the underwriters' over-allotment option.
(2) Includes 2,264,503 shares held in the Duncan Family Trust, to which Lindsey Duncan disclaims beneficial ownership and options to purchase 1,001,281 shares of our common stock.
(3) Includes options to purchase 2,200,000 shares of our common stock and voting power over the 1,740,575 shares owned or controlled by American Equities LLC.
(4) The address for each of these persons is 5310 Beethoven Street, Los Angeles, California 90066.
(5) Includes options to purchase 100,000 shares of common stock from Klee Irwin at an exercise price of $1.21 per share and options to purchase 500,000 shares of common stock.
(6) On September 25, 2000, American Equities LLC granted to Mr. Irwin an irrevocable proxy to vote the 1,740,575 shares of common stock held or controlled by it. The proxy will terminate upon the sale of such shares to any unaffiliated third party.
(7)  Includes  options  to  purchase  75,000  shares  of  common  stock.
(8)  Includes  options  to  purchase  325,000  shares  of  common  stock

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

STOCK  REDEMPTIONS  AND  LOAN  REPAYMENTS  WITH  STOCKHOLDERS
     In October 1999, our then Chief Executive Officer fully repaid an 8% loan in the amount of $322,000. In the first quarter of 2000, we forgave all amounts owed by our then current President pursuant to a loan in the original principal amount of $350,000, bearing interest at 8% per annum, in connection with the termination of his employment. The amounts forgiven totaled $175,000.

TRANSACTIONS  WITH  AFFILIATES
     American Brand Labs, or ABL, is owned in the majority by Klee Irwin, our Chief Executive Officer, and 7.5% by Rebecca Pearman, a director of our company and General Manager/Vice President of operations of ABL. ABL is a current customer of our company.

     Ms. Pearman and Klee Irwin are parties to a verbal agreement pursuant to which Ms. Pearman was granted the option of purchasing, at any time, 100,000 shares of common stock of Omni from Mr. Irwin at a per share purchase price of $1.21. This agreement terminates March 15, 2011.

     During the year ended December 31, 1999, a bonus of $50,000 was paid to Mr. Lindsey Duncan, Chairman of the Board.

     On October 8, 1999, Mr. Klee Irwin entered into a settlement agreement with us in order to resolve certain mutual claims that had arisen between Mr. Irwin. And us. Subsequent to December 31, 1999, the Settlement Agreement and all ancillary agreements thereto, including the voting agreement between Mr. Duncan and Mr. Irwin, were terminated. In connection with the settlement agreement, Mr. Irwin made a capital contribution of $305,000, and returned 941,436 shares of our common stock.

     We believe that all such transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions and loans with officers, directors and 5% or greater stockholders, following the date of this Report, will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of our independent, disinterested directors.


                                     PART IV
                        Exhibits and Reports on Form 8-K

     Financial  Statements
     ---------------------
     Consolidated balance sheet of Omni Nutraceuticals, Inc. and subsidiaries as of December 31, 2000 and 1999 as previously restated, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the 3-year period ended December 31, 2000.

     Financial  Statement  Schedules
     -------------------------------
All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

     Reports  on  Form  8-K
     ----------------------
     We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

     Other  Exhibits
     ---------------

2.01 Agreement and Plan of Merger dated April 10, 1996, by and between 4health, Inc. and Surgical Technologies, Inc. as amended June 4, 1996. Incorporated by Reference, (4)
2.04 Amended and Restated Agreement and Plan of Merger dated December 24, 1997, signed January 7, 1998, by and between 4Health, Inc. and Irwin Naturals as amended April 2, 1998. Incorporated by Reference (7)
2.05 Agreement to Purchase Asset of Inholtra Naturals Limited Incorporated by Reference (17)
2.06 Agreement & Plan of Merger with Health & Vitamin Express Inc. ("HVE") Incorporated by Reference (17)
3.01 Articles of Incorporation of Surgical Subsidiary, Inc., a Utah Corporation, now known as Surgical Technologies, Inc. Irwin Naturals/4Health, Inc. Incorporated by Reference (5)
3.02 Articles  of  Merger  and related Plan of Merger. Incorporated by Reference
     (5)
3.03 Bylaws  Incorporated  by  Reference  (5)
3.04 Articles of Merger and related Plan of Merger Incorporated by Reference (4)
3.05 Form of Articles of Merger and related Plan of Merger Incorporated by Reference (7)
3.06 Bylaws--Change to By-Laws Eliminating Executive Committee Approved by Shareholders in December 1999 to Proxy Statement. Incorporated by Reference
     (15)
3.07 Form of Articles of Merger and related Plan of Merger Amendment to Articles Changing Name and Authorizing the Series A Preferred Stock to 8K Incorporated by Reference (14)
4.01 Form of Warrant Agreement between 4Health, Inc. and Zion's First National Bank with related form of Warrant Incorporated by Reference (4)
4.02 Form of Sale Restriction Agreement respecting shareholders of both Surgical Technologies, Inc., and 4Health, Inc. Incorporated by Reference (4)
4.03 Form of Consent, Approval, and Irrevocable Proxy respecting certain Surgical stockholders with related schedule Incorporated by Reference (4)
4.04 Form of Consent, Approval, and Irrevocable Proxy respecting certain 4Health stockholders with related schedule Incorporated by Reference (4)
4.05 Specimen  Common  Stock  Certificate  Incorporated  by  Reference  (4)
4.06 Specimen  Warrant  Certificate  Incorporated  by  Reference  (4)
4.07 Warrant certificates between 4Health and Allen & Company Incorporated dated April 15, 1997 Incorporated by Reference (6)
4.08 Warrant certificates between American Equities and Corporate Financial Enterprises Incorporated by Reference (6)
4.09 Registration Rights Agreements with American Equities and Corporate Financial Enterprises. Incorporated by Reference (4)
4.10 Lindsey  Duncan  Withdrawal  Agreement  Incorporated  by  Reference  (4)
4.11 Voting Agreement Between Lindsey Duncan and Klee Irwin Incorporated by Reference (4)
5.01 Summary of Revolving Line of Credit Agreement between 4Health and Norwest Business Credit, Inc. Incorporated by Reference (1)
10.01  1996  Long-Term  Stock  Incentive  Plan  Incorporated  by  Reference  (4)
10.02 10 Form of Option granted to Rockwell D. Schutjer Incorporated by Reference (4)
10.03 10 Form of Proprietary Information, Inventions, and Non-Competition Agreement between 4 Health and R. Lindsey Duncan. Incorporated by Reference
     (4)
10.04 Form of Employment Agreement between the Surviving Corporation and Rockwell Schutjer. Incorporated by Reference (4)
10.05 Deed of Trust Note and related Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing, dated February 20, 1997, in the principal amount of $1,350,000 due Standard Insurance Company. Incorporated by Reference (3)
10.06  Form  of  Non-Negotiable  Promissory  Note  Incorporated by Reference (7)
10.07  Promissory  Note  to  issued  into  Inholtra  Naturals  Limited
10.10 Settlement Agreement; Indemnity Agreement with Lindsey Duncan; Lou Mancini Termination Agreement; Andrew Vollero, Jr. Stock Option Agreement incorporated by Reference (18)
10.11 Indemnity Agreement with Klee Irwin dated April 19, 1999. Incorporated by Reference (10)
10.12 Secured Credit Agreement by and among Irwin Naturals4Health, Inc as Borrower, and First Source Financial LLP, as Agent and Lender dated as of June 10, 1999. Incorporated by Reference (11)
10.13 10 Settlement Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc, and Klee Irwin. Incorporated by Reference (12)
10.14 Tax Indemnification and Allocation Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc and Klee Irwin. Incorporated by Reference (12)
10.15 Voting Agreement dated October 8, 19999 by and among Klee Irwin and Margareth Irwin and R. Lindsey Duncan. Incorporated by Reference (12)
10.16 Escrow Agreement dated October 8, 1999 by and among Klee Irwin, Wells Fargo Bank as the Escrow Agent and Omni Nutraceuticals. Incorporated by Reference (12)
10.17 Amendment No.1 to Settlement Agreement dated October 8, 1999 between Omni Nutraceuticals, Inc. and Klee Irwin. Incorporated by Reference (14)
10.18 Consulting Agreement by and between Omni Nutraceuticals, Inc. and corporate financial Enterprises, Inc dated as of January 24, 2000. Incorporated by Reference (14)
10.19 Consulting Agreement by and between Omni Nutraceuticals, Inc. and Montfort Investments dated as of January 24, 2000. Incorporated by Reference (14)
10.20 Lock up Agreement by Klee Irwin and R. Lindsey Duncan. Incorporated by Reference (14)
10.21 Indemnity Agreement between Omni Nutraceuticals, Inc. and Reid Breitman. Incorporated by Reference (14)
10.22 Agreement dated March 11, 20000 among the company, R. Lindsey Duncan and Cheryl Wheeler. Incorporated by Reference (15)
10.23 Indemnity Agreement dated March 11, 20000 between the Company and R. Lindsey Duncan. Incorporated by Reference (15)
10.24 Term Sheet dated March 11, 22000 between the Company and American Equities, LLC. Incorporated by Reference (15)
10.25 Registration Rights Agreement dated March 11, 2000 among the Company, R. Lindsey Duncan and Cheryl Wheeler. Incorporated by Reference (15)
10.26 Consulting Agreement between the Company and Liviakis Financial Communications, Inc. Incorporated by Reference (15)
10.27 Termination Agreement between the company and Louis Mancini. Incorporated by Reference (15)
16.1 Letter  re:  Change  in  Certifying  Accountant  (19)
20.01  Notice  of change of transfer and warrant agent Incorporated by Reference
     (2)
22.1 List  of  subsidiaries  of  the  Company
23.1 Consent  of  Singer,  Lewak,  Greenbaum  &  Goldstein  LLP


(1) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended September 30, 1997.
(2) Incorporated by reference from 4Health's report on Form 10-Q for the quarter ended March 31, 1997.
(3) Incorporated by reference from 4Health's report on Form 10-K for the year ended December 31, 1996.
(4) Incorporate by reference from Surgical's registration statement on Form S-4 filed with the Commission, SEC file number 33-03243.
(5) Incorporated by reference from Surgical's report on Form 10-K for the year ended March 31, 1994.
(6) Incorporated by reference from Schedule 13D filed with the Commission by Allen & Company Incorporated on April 18, 1997.
(7)  Proxy  Statement  of  4Health,  Inc.  dated  June,  1998.
(8) Incorporated by reference from Irwin Naturals/4/Health Annual Report on Form 10-K for the year ended December 31, 1998.
(9) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1998.
(10) Incorporated by reference from the Company's report on Form 8-K filed on June 7, 1999.
(11) Incorporated by reference from the Company's report on Form 8-K filed on July 22, 1999.
(12) Incorporated by reference from the Company's report on Form 8-K filed on October 28, 1999.
(13) Incorporated by reference from the Company's proxy statement filed on December 10, 1999.
(14) Incorporated by reference from the Company's report on Form 8-K filed on January 31, 2000.
(15) Incorporated by reference from the Company's report on Form 8-K filed on April 14, 2000.
(16) Incorporated by reference from the Company's report on Form 10-K filed for December 31, 1999.
(17) Incorporated by reference from the Company's report on Form 10-K/A, dated August 20, 1999, for the year ended December 31, 1998.
(18) Incorporated by reference from the Company's report on Form 8-K dated August 25, 1999.
(19) Incorporated by reference from the Company's report on Form 8-K dated April 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
     We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the NASDAQ Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.
Certain documents listed above in Part IV, Item 12 of this Report, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by us with the Commission.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OMNI  NUTRACEUTICALS,  INC.


Date:  April  __,  2001     By:   /s/  Klee  Irwin
                                 -----------------
          Klee  Irwin
          President,  Chief  Executive  Officer
          and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                          Capacity in Which Signed              Date
--------------------------  --------------------------------------  --------------
                            President, Chief Executive Officer and
/s/ Klee Irwin              Director                                April 16, 2001
--------------------------
Klee Irwin
--------------------------
/s/ Thomas Baker            Vice President Finance                  April 16, 2001
Thomas Baker
--------------------------
/s/Thomas Aarts             Director                                April 16, 2001
Thomas Aarts
--------------------------
/s/ Rebecca Pearman         Director                                April 16, 2001
Rebecca Pearman
--------------------------
/s/ Andrew S. Vollero, Jr.  Director                                April 16, 2001
Andrew S. Vollero, Jr.
--------------------------




                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report  of  Independent  Certified  Public  Accountants

Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

Consolidated Statements of Shareholders' Investment for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

Notes  to  Consolidated  Financial  Statements


REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To  the  Board  of  Directors
Omni  Nutraceuticals,  Inc.  and  subsidiary

We have audited the accompanying consolidated balance sheets of Omni Nutraceuticals, Inc. as of December 31, 2000 and 1999 as previously restated, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Nutraceuticals, Inc. and subsidiary as of December 31, 2000 and 1999 as previously restated, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from current operations of $13,472,000 for the year ended December 31, 2000, has an a retained deficit of $41,358,000 as of December 31, 2000, and it had negative cash flows from operations of $4,129,000 for the year ended December 31, 2000. Additionally, the Company has current debt service requirements in excess of its historical ability to generate cash flows from operations. The Company is the subject of a significant number of lawsuits, claims and an informal investigation by the Securities and Exchange Commission . In addition, the Company has been de-listed from the NASDAQ national market system. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP

Los  Angeles,  California

March  28,  2001


OMNI NUTRACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
                                                                                2000             1999
                                                                                            (as previously
                                                                                              restated)
                                                                           --------------   ---------------
ASSETS
CURRENT ASSETS
Cash                                                                        $    199,000
Accounts receivable, net of reserves and allowances of
3,829,000 and $3,460,000, respectively                                         2,566,000   $     2,685,000
Inventories, net of reserves of $796,000 and $540,000,
respectively                                                                   2,871,000         7,869,000
Prepaid expenses and other                                                       519,000           539,000
Current portion of note receivable                                                                  11,000

     Total Current Assets                                                      6,155,000        11,104,000
                                                                            -------------  ----------------

Property and equipment, net                                                    1,253,000         1,516,000
Trademarks, net of accumulated amortization of
1,627,000 and $726,000, respectively                                          11,897,000        12,798,000
Goodwill, net of accumulated amortization of $484,000                                            2,422,000
Other assets, net of accumulated amortization of
492,000 and $110,000, respectively                                               872,000         1,693,000
Assets held for sale                                                           7,128,000
                                                                            ------------   ---------------
Total Assets                                                                $ 27,305,000   $    29,533,000
                                                                            ============   ===============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Cash overdraft                                                                             $       165,000
Line of credit                                                                 5,511,000         6,436,000
Current portion of term loan                                                   2,917,000         2,332,000
Current portion of notes payable                                                  23,000           176,000
Accounts payable                                                            $  6,003,000         7,176,000
Accrued liabilities                                                            2,392,000         2,875,000
Income taxes payable                                                                                52,000
Customer deposits                                                                450,000           450,000

Total current liabilities                                                     17,296,000        19,662,000
                                                                            -------------  ----------------

Term loan, net of current portion                                              7,361,000        10,085,000
Notes payable, net of current portion                                             79,000           102,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT
Shares issuable under legal settlement                                                           1,200,000
Preferred stock; $1 par value; 5,000,000 shares
authorized; issued and outstanding, 3,000 at 2000, none
at 1999                                                                            3,000
Common Stock; $.01 par value; 50,000,000 shares
authorized; issued - 34,110,269 at 2000 and 27,352,009
at 1999; Outstanding - 34,019,379 at 2000 and
27,261,119 at 1999                                                               341,000           274,000
Additional paid-in capital                                                    43,633,000        18,008,000
Treasury stock, 90,890 shares at cost                                            (50,000)          (50,000)
Retained deficit                                                             (41,358,000)      (19,748,000)
                                                                            -------------  ----------------
TOTAL SHAREHOLDERS' INVESTMENT                                                 2,569,000          (316,000)

TOTAL LIABILITIES AND SHAREHOLDERS'                                         -------------  ----------------
INVESTMENT                                                                  $ 27,305,000   $    29,533,000
                                                                            =============  ================
The accompanying notes are an integral part of these financial statements


OMNI NUTRACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
                                                                                2000                 1999                 1998
                                                                                           (as previously restated)
                                                                            ------------  -------------------------   -----------
Net Sales                                                                   $ 29,609,000   $             30,922,000   $30,547,000
Cost of Sales                                                                 19,386,000                 15,988,000    12,540,000

Gross profit                                                                  10,223,000                 14,934,000    18,007,000

Costs and Expenses:
  Selling, general and  administrative                                        23,695,000                 23,211,000    16,180,000
  Loss on write-off of intangibles                                                                          390,000
  Legal settlement                                                                                        1,200,000

Total costs and expenses                                                      23,695,000                 24,801,000    16,180,000
                                                                            -------------  -------------------------  ------------

Income (loss) from operations                                                (13,472,000)                (9,867,000)    1,827,000

Other Income (Expense):
  Interest income                                                                 23,000                     32,000        10,000
  Interest expense                                                            (1,887,000)                (1,339,000)     (163,000)
  Other                                                                                                     478,000       (56,000)
                                                                            -------------  -------------------------  ------------
                                                                              (1,864,000)                  (829,000)     (209,000)
Income (loss) before provision (benefit) for income
taxes and loss from discontinued operations                                  (15,336,000)               (10,696,000)    1,618,000
                                                                            -------------  -------------------------  ------------
Provision (benefit) for income taxes                                               1,000                   (274,000)      600,000

Income (loss) before loss from discontinued operations                       (15,337,000)               (10,422,000)    1,018,000
                                                                            -------------  -------------------------  ------------
Discontinued operations:
  Loss on operations of discontinued e-commerce
divison, net of taxes of $0                                                   (1,155,000)                  (633,000)
Net income (loss)                                                            (16,492,000)               (11,055,000)    1,018,000
                                                                            -------------  -------------------------  ------------
Preferred Stock Dividends                                                     (5,118,000)
                                                                            -------------  -------------------------  ------------
Net Income (Loss) Available to Common Shareholders                          $(21,610,000)  $            (11,055,000)  $ 1,018,000
                                                                            =============  =========================  ============

Earnings (loss) per common share
  Basic - historical                                                        $      (0.71)  $                  (0.39)  $      0.04
  Diluted - historical                                                      $      (0.71)  $                  (0.39)  $      0.04

Weighted Average Shares Outstanding
  Basic - historical                                                          30,640,000                 28,177,000    27,747,000
  Diluted - historical                                                        30,640,000                 28,177,000    28,221,000

The accompanying notes are an integral part of these financial statements


OMNI NUTRACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
                                                                               2000             1999            1998
                                                                                           (as previously
                                                                                             restated)
                                                                           -------------  ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common shareholders                         $(21,610,000)  $   (11,055,000)  $ 1,018,000
Adjustments to reconcile net income (loss) available to common shareholders to net cash provided by (used in) operating activities:
  Depreciation and amortization                                               3,149,000         1,892,000       550,000
  Provision for reserves and allowances                                         369,000         3,450,000     2,116,000
  (Gain) loss on disposal of building, property and equipment                                    (478,000)       10,000
  Loss on write-off of intangibles                                                                390,000
  Legal settlement in exchange for common stock                                                 1,200,000
  Issuance of warrants and options as compensation for services               1,104,000           832,000       394,000
  Common stock for services                                                   3,275,000           175,000
  Common Stock issued for payables                                            1,431,000
  Write-off of notes receivable                                                                   389,000
  Imputed Preferred Dividends                                                 5,118,000
  (Increase) decrease in:
    Accounts receivable                                                        (250,000)         (112,000)   (3,239,000)
    Inventory                                                                 4,998,000        (5,014,000)     (693,000)
    Prepaid and other                                                           160,000          (405,000)      119,000
   Increase (decrease) in:
    Cash overdraft                                                             (165,000)          165,000
    Accounts payable                                                         (1,173,000)        4,539,000       583,000
    Accrued liabilities                                                        (483,000)        1,933,000      (375,000)
    Income taxes payable                                                        (52,000)         (386,000)      377,000
    Deferred income taxes                                                                                       184,000
                                                                           -------------  ----------------   -----------
Net cash provided by (used in) operating activities                          (4,129,000)       (2,485,000)    1,044,000
                                                                           -------------  ----------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                           (224,000)       (1,396,000)     (350,000)
 Net proceeds from disposition of building, property and equipment                                494,000
 Net cash paid for purchase of Inholtra and HVE                                               (13,493,000)
 Collections on note receivable                                                 450,000            68,000        14,000
 Other assets                                                                                    (265,000)
 Receivables from officers and shareholders                                                       322,000      (672,000)
 Investment in e-commerce businesses                                           (718,000)
                                                                           -------------  ----------------   -----------
Net cash provided by (used in) investing activities                            (492,000)      (14,270,000)   (1,008,000)
                                                                           -------------  ----------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options                                               340,000            85,000       173,000
Proceeds from issuance of common stock in a private placement                 2,100,000
Net proceeds from issuance of Preferred Stock                                 5,620,000
Net borrowings (repayments) under the line of credit                           (925,000)        5,436,000       259,000
Borrowings  under term loan                                                                    13,000,000
Payments under term loan                                                     (2,139,000)         (583,000)
Borrowings under notes payable                                                                 10,000,000       592,000
Repayments of notes payable                                                    (176,000)      (10,870,000)     (168,000)
Capital contribution from shareholder                                                             305,000
Costs incurred with debt financing                                                             (1,044,000)
Distributions to shareholders                                                                                (1,103,000)
                                                                           -------------  ----------------   -----------
Net cash provided by (used in) financing activities                           4,820,000        16,329,000      (247,000)
                                                                           -------------  ----------------   -----------

Net (decrease) in cash                                                          199,000          (426,000)     (211,000)

Cash at beginning of year                                                             -           426,000       637,000

Cash at end of year                                                        $    199,000   $             -   $   426,000
                                                                           ============   ===============   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:                                                     2000              1999          1998
                                                                           -------------  ----------------  ------------
  Interest                                                                 $  2,189,000   $     1,326,000   $   148,000
                                                                           ============   ===============   ============
  Income taxes                                                             $          -   $        40,000   $    24,000
                                                                           =============  ================  ============
The accompanying notes are an integral part of these financial statements


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the year ended December 31, 2000, several of the Company's trade creditors agreed to convert $1,431,000 of debt in exchange for common stock of the Company.

During the year ended December 31, 2000, the Company issued common stock and other equity instruments valued at $5,448,000 to acquire three separate businesses.

During the year ended December 31, 2000, the Company issued warrants with an aggregate value of $1,104,000 to vendors for services rendered.

During the year ended December 31, 2000 the Company issued common stock to directors for compensation. The value of the shares was $72,000.

During the year ended December 31, 2000,the Company issued common stock to vendors, consultants and employees valued at $1,563,000 for services rendered during the year.

On March 12, 2000 the Company forgave a note due from a former officer in the amount of $175,000.

During the year ended December 31, 1999, in connection with the sale of the Company's facility in Boulder, Colorado, (i) a note receivable of $450,000 was received from the buyer, and (ii) $1,300,000 of debt was assumed by the buyer.

During the year ended December 31, 1999, in connection with the acquisition of Health and Vitamin Express Inc., the Company (i) issued 363,636 shares of the Company's common stock valued at $2,273,000, and (ii) assumed $571,000 of debt.

During the year ended December 31,1999, the Company acquired property and equipment totaling $126,000 under capital lease obligations.

    The accompanying notes are an integral part of these financial statements


Omni Nutraceuticals, Inc. Consolidated Statements of Shareholder's Investment
For Each of the Three Years in the Period Ended December 31, 2000

                                                      PREFERRED                   COMMON                          TREASURY
                                                       STOCK                      STOCK                            STOCK
                                                       -----                      -----                            -----
                                   SHARES
                               ISSUABLE UNDER                                                      ADDITIONAL
                                   LEGAL                                                             PAID IN
                                 SETTLEMENT       SHARES        AMOUNT       SHARES      AMOUNT      CAPITAL    SHARES   AMOUNT
                              ----------------  -----------  ------------  -----------  ---------  -----------  ------  ---------
BALANCE, JANUARY 1,
1998                                                                       27,818,798   $278,000   $11,656,000  90,890  $(50,000)
Issuance of common stock
in connection with
exercise of stock options                                                      38,341      1,000       172,000
Compensation expense
incurred in connection with
issuance of options                                                                                      6,000
Compensation expense in
connection with issuance
of warrants for services                                                                               388,000
Distributions
Effect of Irwin Naturals
termination of its "S"
Corporation election                                                                                 2,111,000
Net Income
                              ----------------  -----------  ------------  -----------  ---------  -----------  ------  ---------
BALANCE, DECEMBER 31, 1998                  -            -             -   27,857,139    279,000    14,333,000  90,890   (50,000)
                              ----------------  -----------  ------------  -----------  ---------  -----------  ------  ---------
Issuance of common stock
in connection with HVE
acquisition                                                                   363,636      4,000     2,269,000
Issuance of common stock
in connection with
exercise of stock options                                                      19,670                   85,000
Issuance of common stock
for services                                                                   53,000      1,000       174,000
Compensation expense in
connection with issuance
warrants and options for
services                                                                                               832,000
363,636 shares issuable
under legal settlement        $     1,200,000
Capital contribution and
return of shares                                                             (941,436)   (10,000)      315,000
Net loss
BALANCE, DECEMBER
31, 1999, AS PREVIOUSLY       ----------------  -----------  ------------  -----------  ---------  -----------  ------  ---------
RESTATED                            1,200,000            -             -   27,352,009    274,000    18,008,000  90,890   (50,000)
                              ----------------  -----------  ------------  -----------  ---------  -----------  ------  ---------
Preferred stock issuance,
net of expenses of
101,000 and warrants of
100,000                                         2,000,000     2,799,000                               100,000
Shares issued to officer
and directors                                                                  55,000                   72,000
Issuance of warrants for
services                                                                                             1,104,000
Issuance of common stock
in connection with
exercise of stock options                                                      98,830      1,000       339,000
Shares issued for services                                                    925,500      9,000     1,534,000
Shares issued in private
placement                                                                   1,500,000     15,000     2,085,000
Value of shares
transferred in connection
with termination
settlement                                                                                           1,720,000
Shares of common stock
issued on conversion of
preferred stock                                 (2,000,000)   (2,799,000)   2,016,438     20,000     4,729,000
Shares issued in
connection with legal
settlement                         (1,200,000)                                363,636      4,000     1,196,000
Shares issued in
connection with
conversion of accounts
payable                                                                       599,905      6,000     1,425,000
Series A Preferred Stock
issued, net of costs of
280,000                                             3,000         3,000                             2,717,000
Preferential dividend on
preferred stock                                                                                      3,168,000
Shares issued in
Acquisitions                                                                1,198,951     12,000     5,436,000
Net loss

BALANCE, DECEMBER            ----------------  -----------  ------------  -----------  ---------   -----------  ------  ---------
31, 2000                      $             -        3,000   $     3,000   34,110,269   $341,000   $43,633,000  90,890  $(50,000)
                             ================  ===========  ============  ===========  =========   ===========  ======  =========

                                RETAINED
                                 DEFICIT         TOTAL
                              -------------  -------------
BALANCE, JANUARY 1,
1998                          $ (6,497,000)  $  5,387,000
Issuance of common stock
in connection with
exercise of stock options                         173,000
Compensation expense
incurred in connection with
issuance of options                                 6,000
Compensation expense in
connection with issuance
of warrants for services                          388,000
Distributions                   (1,103,000)    (1,103,000)
Effect of Irwin Naturals
termination of its "S"
Corporation election            (2,111,000)             -
Net Income                       1,018,000      1,018,000
                              -------------  -------------
BALANCE, DECEMBER 31, 1998      (8,693,000)     5,869,000
                              -------------  -------------
Issuance of common stock
in connection with HVE
acquisition                                     2,273,000
Issuance of common stock
in connection with
exercise of stock options                          85,000
Issuance of common stock
for services                                      175,000
Compensation expense in
connection with issuance
warrants and options for
services                                          832,000
363,636 shares issuable
under legal settlement                          1,200,000
Capital contribution and
return of shares                                  305,000
Net loss                       (11,055,000)   (11,055,000)
                              -------------  -------------
BALANCE, DECEMBER
31, 1999, AS PREVIOUSLY
RESTATED                       (19,748,000)      (316,000)
                              -------------  -------------
Preferred stock issuance,
net of expenses of
101,000 and warrants of
100,000                                        2,899,000
Shares issued to officer
and directors                                      72,000
Issuance of warrants for
services                                        1,104,000
Issuance of common stock
in connection with
exercise of stock options                         340,000
Shares issued for services                      1,543,000
Shares issued in private
placement                                       2,100,000
Value of shares
transferred in connection
with termination
settlement                                      1,720,000
Shares of common stock
issued on conversion of
preferred stock                 (1,950,000)             -
Shares issued in
connection with legal
settlement                                              -
Shares issued in
connection with
conversion of accounts
payable                                         1,431,000
Series A Preferred Stock
issued, net of costs of
280,000                                        2,720,000
Preferential dividend on
preferred stock                 (3,168,000)             -
Shares issued in
Acquisitions                                    5,448,000
Net loss                       (16,492,000)   (16,492,000)
                                                        -
BALANCE, DECEMBER             -------------  -------------
31, 2000                      $(41,358,000)  $  2,569,000
                              =============  =============

The  accompanying  notes  are  an  integral  part  of these financial statements


                            OMNI NUTRACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.     BUSINESSES

BUSINESS  AND  ORGANIZATION

Omni Nutraceuticals, Inc. (the "Company" or "Omni") is a formulator and supplier of branded natural health, herbal and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food distributors and retail stores and via the Internet.

Omni is a Utah corporation, and was formerly known as Irwin Naturals/4Health Inc, which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation ("4Health"), with Irwin Naturals, Inc., a California corporation ("IN"), consummated June 30, 1998. Pursuant to the Merger, which was accounted for as a pooling of interests, 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals. The accompanying financial statements for 1998 have been restated to include the financial position and results of operations for both companies as if the Merger was consummated at the beginning of all periods presented. In August 1999, the Company changed its name to Omni Nutraceuticals, Inc.

Net sales and net income individually and for the combining companies for the year ended December 31, 1998, was as follows:

Net  Sales:
4Health (Pre-merger, unaudited)              $ 6,373,000
Irwin Naturals (Pre-merger, unaudited)         9,291,000
Combined companies (Post-meger, unuaudited)   14,883,000
                                             -----------
   Total                                     $30,547,000
                                             ===========


Net  (Loss)  Income
4Health (Pre-merger, unaudited)              $ (900,000)
Irwin Naturals (Pre-merger, unaudited)        1,070,000
Combined companies (Post-meger, unuaudited)     848,000
                                             -----------
   Total                                     $1,018,000
                                             ===========


LIQUIDITY/GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from current operations of $13,472,000 for the year ended December 31, 2000, has a retained deficit of $41,358,000 as of December 31, 2000, and it had negative cash flows from operations of $4,129,000 for the year ended December 31, 2000. Additionally, the Company has current debt service requirements in excess of its historical ability to generate cash flows from operations. The Company is the subject of a significant number of lawsuits, claims and an informal investigation by the Securities and Exchange Commission. In addition, the Company has been de-listed from the NASDAQ national market system. Further, the Company's secured credit facility requires a payment of $1,750,000 due on June 15, 2001 and requires subsequent payments of $195,000 monthly. The Company currently does not have the resources to make these payments. Failure to secure an extension of the obligation may have a material adverse impact on the Company's ability to continue to operate. At December 31, 2000, the Company had borrowed $5,511,000 out of a maximum of $7,000,000 under its line of credit facility, which has been drawn on to fund on going cash requirements subsequent to December 31. At March 28, 2001, the available balance on the line was $870,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's  plans  in  regard  to  these  items  include  the  following:

- The Company has received a waiver from its credit facility lender for violations of certain covenants included in the loan agreement and an amendment to the credit facility with a deferral of the maturity dates including principal payments that resume on June 15, 2001. The company will continue to seek additional extensions and waivers of its credit facility.
- The Company has reduced and continues to reduce portions of its fixed overhead expenses, including significant executive salary reductions.
- Management has revised its marketing strategy, has reduced advertising expenditures and plans to introduce a new product line in May 2001 or sooner.

There are no assurances that the amount available from the Company's credit facility, in conjunction with the expense reductions, will be sufficient to fund the Company's continuing operations, or that lawsuits, claims and the investigation that the company is involved with will be successfully resolved. Furthermore, there is no assurance that the Company will be able to have its common stock re-listed by NASDAQ, limiting the Company's ability to raise additional equity financing. There are no assurances that the Company will be able to successfully raise other additional debt or equity funds, or receive extensions or waivers on its current debt facility. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position. Additionally, in the event the Company is unsuccessful in its plans with its new product, it may adversely affect the realizability of its Inholtra trademark asset and significantly impact its results of operations.

PREVIOUS  RESTATEMENT  OF  1999  FINANCIAL  STATEMENTS

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

The Company determined the effect of these deductions on its previously issued financial statements and restated their financial statements for the year ended December 31, 1999. Under the restatement, revenues from any products with "guaranteed" sales were deferred until the sell through of the product at the customer level and the related product was treated as consigned inventory. In situations in which allowances and concessions related to 1999 sales were granted early in 2000, prior to the original issuance of the Company's 1999 financial statements, the reserves for such allowances and concessions were increased as of December 31, 1999.

The effect of the previous restatement on the originally reported net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, accounts receivable and inventories as of and for the year ended December 31, 1999, net of the effects of the retroactive restatement related to discontinued operations, as discussed in Note 3, is as follows:

                         As Originally
                           Reported       Restatement    As previously restated
                        ===============  -------------  ------------------------

Net Sales               $   35,013,000   $ (4,091,000)  $            30,922,000
----------------------  ---------------  -------------  ------------------------
Cost of Sales               17,885,000     (1,087,000)               15,988,000
----------------------  ---------------  -------------  ------------------------
Gross Profit                17,128,000     (2,194,000)               14,934,000
----------------------  ---------------  -------------  ------------------------
Net Loss                    (8,861,000)    (2,194,000)              (11,055,000)
----------------------  ---------------  -------------  ------------------------
Basic and diluted loss
per share                        (0.31)         (0.08)                    (0.39)
----------------------  ---------------  -------------  ------------------------
Accounts Receivable          2,446,171     (4,091,000)                2,685,000
----------------------  ---------------  -------------  ------------------------
Inventories                  5,972,000      1,897,000                 7,869,000
----------------------  ---------------  -------------  ------------------------


In addition, in the originally filed financial statements and footnotes, the Company did not account for and disclose two stock option grants to employees. The first grant for 100,000 options was on February 15, 1999. The second grant, also for 100,000 options, was on January 10, 2000. These option grants did not impact the Company's statement of operations; however, the footnote disclosures related to stock options were revised to reflect these grants.

2.      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

The Company recognizes revenue at the time products are shipped unless sales are made under "guaranteed" sales arrangements. Revenue for guaranteed sales is deferred until the product has been sold at the retail level. Based on historical experience, reserves are established for sales returns, allowances and discounts for sales made without guarantees at the time such sales are recorded. During the years ended December 31, 2000, 1999 and 1998, the Company provided $7,720,000, $3,702,000 and $2,116,000, respectively, for returns and allowances, including allowances for doubtful accounts, and incurred related write-offs of $6,880,000, $1,121,000 and $1,426,000, respectively. Provisions for doubtful accounts (bad debts) were $100,000, $202,000 and $268,000, respectively.

STRAIGHT-LINE  RENT

One of the Company's operating leases includes scheduled increasing monthly payments. In accordance with accounting principles generally accepted in the United States, the Company has accounted for the lease to provide straight-line charges to operations over the life of the lease.

INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at December 31, 2000 and 1999 are summarized as follows:

                December 31, 2000   December 31, 1999
                ------------------  ------------------
Raw Materials   $        1,194,000  $        2,135,000
Finished Goods           1,677,000           5,734,000
                ------------------  ------------------
                $        2,871,000  $        7,869,000
                ==================  ==================


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

LONG-LIVED  ASSETS

The Company follows Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present.

FINANCING  FEES

Financing fees incurred with the acquisition of the Company's existing credit facility and fees charged for related amendments have been deferred and are being amortized over the life of the debt.

PATENTS  AND  TRADEMARKS

Costs associated with the establishment and defense of trademarks have been capitalized and are being amortized over periods of fifteen years using the straight-line method.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

ADVERTISING

The Company expenses advertising costs as incurred. These costs include promotional literature, direct mailing brochures, telemarketing and trade shows. Costs incurred relating to the production of television commercials are deferred until the commercial has aired. The Company incurred $3,435,000 $3,191,000 and $1,920,000 for advertising expenses in 2000, 1999 and 1998, respectively.

STOCK-BASED  COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1996. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard.

INCOME  TAXES

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

EARNINGS  PER  SHARE

Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share." "Basic" earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the total of weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants (applying the treasury stock method). For the years ended December 31, 2000 and 1999, the effect of stock options and warrants were not included as the results would be antidilutive.

A reconciliation of the "basic" weighted average number of common shares outstanding to the "diluted" weighted average number of common shares outstanding for each of the three years in the period ended December 31, 2000 follows:

                                                            Years Ended December 31,
                                                        2000               1999        1998
                                              ------------------------  ----------  ----------
Weighted average number of common
shares outstanding - Basic                                  30,640,000  28,177,000  27,747,000

Dilutive effect of outstanding stock options                                    --     474,000
                                              ------------------------  ----------  ----------
Weighted average number of common
shares outstanding - Dilutive                               30,640,000  28,177,000  28,221,000
                                              ========================  ==========  ==========


For the year ended December 31, 1998, 497,000 options have been excluded from the calculation of dilutive shares applying the treasury stock method, as the option exercise prices were greater than average market price for the period, and therefore the options were anti-dilutive.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  AND  CONCENTRATION  OF  CREDIT  RISK

The Company's financial instruments consist of cash, short-term trade receivables and payables and short-term and long-term debt. The carrying values for all such instruments, considering the terms, approximate fair value at December 31, 2000, 1999 and 1998.

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

The Company sells the majority of its products and services to various customers, which include a variety of large companies and distributors throughout the United States, and to a limited extent, foreign customers. In 2000, 1999 and 1998, shipments to the Company's largest customer accounted for 18.4%, 11.6%, and 13.3%, respectively, of the total. At December 31, 2000, two customers represented 31.7% of accounts receivable. At December 31, 1998 one customer represented 36.4% of accounts receivable. No customers represented more than 10% of accounts receivable at December 31, 1999. In 2000, 1999 and 1998, net sales to foreign customers accounted for 23.2%, 8.5%, and 10.0%, respectively, of net sales.

During 2000, approximately 42% of the Company's total purchases were from two suppliers. Management believes that if the Company were unable to make further purchases from these suppliers, it would be able to find alternative suppliers with terms and quality levels similar to those currently in place.

COMPREHENSIVE  INCOME

For the year ended December 31, 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

STATEMENTS  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 95. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NEW  AUTHORITATIVE  PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. We will adopt the standard in January 2001. Management does not expect the adoption of this standard to have a material impact on our financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. SAB No. 101, has not had a material effect on the Company's revenue recognition and results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


3.     ACQUISITIONS  AND  DIVESTITURE  OF  E-COMMERCE  OPERATIONS

ACQUISITIONS

Vitamin  Connection  Discount,  Inc.,  SmartBasics,  Inc.  and  Health  Shop.com
--------------------------------------------------------------------------------

On October 27, 2000, the Company entered into an agreement to purchase the assets of Vitamin Discount Connection for 190,000 shares of Omni common stock, which was valued at $277,000, the fair market value of the common stock on that day and the assumptions of approximately $115,000 of Vitamin Discount's liabilities.

On May 25, 2000 the Company acquired SmartBasics, Inc., pursuant to a re-organization and merger agreement, for 170,000 shares of common stock, valued at $510,000.

On May 28, 2000, the Company acquired the assets of HealthShop.com, an online vitamin retail business. The Company issued 838,951 shares of common stock for all the assets of the business. The shares were valued at $3,500,000. In addition to the shares issued, the agreement stated that the stockholders were entitled to purchase up to an additional $2,500,000 in common stock. In connection to this, the Company recorded an additional purchase price of $289,000, which was the fair market value of the option. Also in connection to the Healthshop.com acquisition, the Company granted an aggregate of 250,000 options to purchase the Company's common stock to three of the previous officers of HealthShop.com. The options were valued at $872,000, under the Black Scholes valuation method. The aggregate purchase price of HealthShop.com was $4,661,000.

All of the acquisitions have been accounted for under the purchase method, whereby the excess of the purchase price over the fair market value at the date of the acquisition has been allocated to goodwill and is being amortized over 5 years.

Health  and  Vitamin  Express
-----------------------------

On February 15, 1999 in exchange for 363,636 shares of the Company's common stock valued at $2,273,000 and the assumption of $571,000 of debt; the Company acquired substantially all of the outstanding common stock of Health and Vitamin Express, Inc. ("HVE"), whose name was subsequently changed to HealthZone.com. The excess of the purchase price, which aggregated to $2,906,000 including costs, over the fair market value of the acquired assets is allocated to goodwill and is being amortized over five years.

In addition to the 363,636 shares issued upon acquisition, the Company may contingently issue to the sellers of HVE (i) up to 272,727 shares of the Company's common stock based upon certain revenue thresholds and (ii) up to 90,909 shares of the Company's common stock based upon certain profit thresholds. The Company additionally had certain repurchase rights pursuant to the agreement. The Company has granted to the Sellers certain "demand registration rights" and "piggyback registration rights" on these shares, if issued, in the event the Company undertakes a sale of its securities to the public.

The former shareholders of HVE filed a lawsuit against the Company asserting certain claims under this agreement. The Company settled the lawsuit and has recorded certain settlement expenses related to this contingency (See Note 11).

DIVESTITURE

In the fourth quarter of 2000 the Company made the determination to dispose of its E-commerce business segment. The results of operations of this business segment have been retroactively reported separately on the accompanying statement of operations as a Loss on operations of discontinued e-commerce segment. The net assets of the e-commerce segments have been reported as "Assets held for sale" at December 31, 2000. The Company expects to record a gain on the ultimate disposal of the business assets, and, in accordance with generally accepted accounting principals, to the extent there are expected gains on disposal, will defer the costs associated with the on-going operations during the phase out period, until the gain is realized.

The assets held for sale consist primarily of intangible assets and goodwill related to the following subsidiaries and acquisitons: (1) HealthZone.com, (2) HealthShop.com, (3) SmartBasics.com and (4) Vitamin Discount Connection. and were as follows:

Net  book  value  of  assets  related  to:

HealthZone.com                             2,971,000
Vitamin Discount Connection                  522,000
Smartbasics.com                              521,000
HealthShop.com                             4,783,000
Accumulated amortization on goodwill      (1,669,000)
                                      -----------------
   Total                              $    7,128,000
                                      =================


     On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined E-commerce operations in exchange for 6,800,000 shares of Vitacost common stock. The Vitacost stock has been valued at $7,000,000 (See Note 15).

4.     SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENTS

During the fourth quarter of the year ended December 31, 2000, the Company recorded the following significant adjustments:

- An adjustment to reflect the issuance of 710,000 shares of its common stock for consulting fees. The amount of the adjustment was approximately $1,169,000, which was charged to operations.
- An adjustment to record professional fees incurred during the year. The amount of the adjustment was approximately $200,000.

5.     INHOLTRA  TRADEMARK

On March 10, 1999, the Company purchased for $13,250,000 certain net assets of Inholtra Investment Holdings and Trading, N.V., Inholtra, Inc., and Inholtra Natural, Ltd. (collectively the Sellers). The purchase price consisted of the payment of $3,250,000 in cash at closing, and the issuance of a $10,000,000 promissory note. The promissory note was repaid on June 10, 1999 in connection with the Company's new banking facility (see Note 7). The Company has accounted for the acquisition as a purchase. The purchase price has been allocated to the patents and trademarks associated with the Inholtra product, and is being amortized over a fifteen-year period. Accumulated amortization on the trademark at December 31, 2000 and 1999 was $1,604,000 and $709,000, respectively.

6.     PROPERTY  AND  EQUIPMENT  AND  SALE  OF  BUILDING

Property  and  equipment
------------------------
Property  and  equipment  consists  of  the  following:


                                      December 31,    December 31,
                                     --------------  --------------
                                          2000            1999
                                     --------------  --------------
Machinery and equipment              $     205,000   $     303,000
Furniture and equipment                    719,000       1,438,000
Leasehold improvements                     796,000         910,000
                                         1,720,000       2,651,000
                                     --------------  --------------

Less - Accumulated depreciation and       (467,000)     (1,135,000)
amortization
                                     $   1,253,000   $   1,516,000
                                     ==============  ==============


During the year ended December 31, 2000, the company retired property and equipment with an original cost basis of $1,040,000, these assets were fully depreciated, and no gain or loss on disposal was recorded.

Sale  of  Building
------------------

On March 25, 1999, the Company completed the sale of its former 4Health, Inc. corporate facility located in Boulder, Colorado (the "Property"). The sales price for the property was $2,350,000, which consisted of $600,000 cash, the assumption of a $1,300,000 existing mortgage and the receipt of $450,000 note receivable secured by a deed on the property. The Company recorded a gain on the sale of the property of $481,000, which is included in other income on the accompanying consolidated financial statements.
The note was to be paid in monthly installments of $4,000, including interest at a rate of 7 % per annum, until March 1, 2002. During the year ended December 31, 2000, the note was paid off in full.

7.     CREDIT  FACILITY

As of December 31, 1998, the Company had outstanding borrowings of $1,000,000 under a revolving line of credit with a bank. In February 1999 the Company obtained a new line of credit with a different bank which was amended to provide for maximum borrowings up to $5,000,000 based on eligible accounts receivable and inventories.

On June 10, 1999, the Company secured a new loan from a lending institution that provide up to $20 million dollars of financing. The credit facility, as amended, consists of a $13 million term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"), subject to borrowing base availability and compliance with certain financial and other covenants and agreements. At closing, $10,000,000 was disbursed to repay the promissory note issued in connection with the acquisition of the assets of Inholtra Naturals, Ltd. (see Note 5).

The loans under the credit facility are secured by substantially all the assets of the Company. Borrowings under the Term Loan bear interest at an annual rate of prime plus 2.25 percent are paid monthly. Borrowings under the Revolving Loan currently bear interest at an annual rate of prime plus 1.75 percent, and are paid monthly. The rates are subject to decrease based upon the Company satisfying certain operating performance levels. The credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company.

The  $13,000,000  Term  Loan,  as amended is payable in installments as follows:
$1,750,000 due June 15, 2001, monthly payments of $194,000 commencing July 15, 2001 and ending July 15, 2002 and a final payment of $6,000,000 due July 30, 2002. Mandatory prepayments are required in the event the Company receives any net proceeds from insurance claims, assets sales and/or debt sales. Under certain circumstances there are mandatory prepayments required from equity sales.

Selected information regarding borrowings under line of credit agreements for the years ended December 31, 2000, 1999 and 1998 follows:

                                              2000         1999
                                           -----------  -----------
Average amount outstanding                 $5,341,000   $3,967,000
Maximum amount outstanding                 $6,353,000   $6,436,000
Weighted average interest rate during the
   Period                                        10.9%         9.1%


Future annual payments under the Term Loan, as revised, are as follows as of December 31:

Year ended
December 31,               Amount
----------------------  ------------
2001                    $ 2,917,000
2002                      7,361,000
                        ------------
                         10,278,000
Less - current portion   (2,917,000)
                        ------------
                        $ 7,361,000
                        ============


8.     NOTES  PAYABLE

Notes  payable  consists  of  the  following:

                                                                           Years ended December 31,
                                                                           2000                1999
                                                                --------------------------  ----------
Notes payable to three individuals, unsecured, bearing
interest at an annual rate of 6.0 percent, payable in monthly installments of principal and interest of approximately
 $26,000, due June 2000                                         $                      --   $ 155,000
Capital lease obligation (see Note 12)                                            102,000     123,000
                                                                --------------------------  ----------
                                                                                  102,000     278,000
                                                                --------------------------  ----------
Less current portion                                                              (23,000)   (176,000)

                                                                $                  79,000   $ 102,000
                                                                =========================   ==========


Future annual payments under the notes payable and capital lease obligations are as follows as of December 31, 2000:

Year ended
December 31,   Amount
------------  --------
2001          $ 23,000
2002            26,000
2003            30,000
2004            23,000
              --------
              $102,000
              ========


9.     WRITE-OFF  OF  INTANGIBLES

The Company acquired ID Technology in connection with a merger in 1996. ID Technology is used in angioplasty procedures. In the third quarter of 1999, the Company determined that the value of such technology was impaired and, therefore, wrote-off the remaining unamortized balance of $390,000. In addition, the Company wrote-off $250,000 of inventories related to this technology. Total charges in connection with this impairment were $640,000.

10.      INCOME  TAXES

The  components  of the deferred income tax assets (liabilities) are as follows:

                                     2000           1999
                                 -------------  ------------
Allowance for doubtful accounts  $  1,722,000   $ 1,384,000
Inventory tax adjustment              114,000       484,000
Inventory reserve                     318,000       216,000
Warrants                              943,000       373,000
Accrued liabilities                   176,000       588,000
NOL carry forwards                 10,553,000     4,618,000
Other                                                    --
                                   13,826,000     7,663,000
                                 -------------  ------------
Valuation Allowance               (13,826,000)   (7,663,000)
                                 -------------  ------------
                                 $        -0-   $       -0-
                                 =============  ============


At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $28,600,000, expiring at various dates through 2019. Future use of these net operating loss carry forwards may be limited subject to certain provisions of the Internal Revenue Code.

The components of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                     Years ended December 31,
                                                2000                1999       1998
                                      -------------------------  ----------  --------
Current
  Federal                             $                      --  $(275,000)  $287,000
  State                                                   1,000      1,000    131,000
                                                          1,000   (274,000)   418,000
                                      -------------------------  ----------  --------
Deferred                                                     --         --    182,000
                                      -------------------------  ----------  --------
Provision (benefit) for income taxes  $                   1,000  $(274,000)  $600,000
                                      =========================  ==========  ========


Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:


                                       December 31, 2000             December 31, 1999             December 31, 1998
                                      -------------------           -------------------           -------------------
Income tax at statutory federal rate  $       (5,266,000)  (34.0%)  $       (3,852,000)  (34.0%)  $          550,000    34.0%

State income taxes                              (828,000)     5.0             (657,000)    (6.0)             131,000     8.1
S corporation income not taxed at C
corporation rates                                     --       --                   --       --             (374,000)  (23.1)
Permanent differences                            442,000      2.0              407,000      3.6              156,000     9.6
Use of net operating loss
 carryforwards                                        --       --                   --       --             (332,000)  (20.5)
hange in valuation  allowance                  6,027,000     38.9            3,835,000     34.0              469,000    29.0
Current losses not benefited                     405,000      2.6              690,000      6.1                   --      --
Reversal of 1998 excess provision                              --             (274,000)    (2.4)                  --      --
Other items, net                                (779,000)    (5.0)            (423,000)    (3.7)                  --      --
                                      -------------------  -------  -------------------  -------  -------------------  ------
                                      $            1,000    (0.0%)  $         (274,000)   (2.4)%  $          600,000    37.1%
                                      ===================  =======  ===================  =======  ===================  ======


11.     COMMITMENTS  AND  CONTINGENCIES

CAPITAL  AND  OPERATING  LEASE  OBLIGATIONS  PAYABLE

The Company leases its facility and certain property and equipment under long-term operating leases expiring at various dates through 2004. The Company also leases property and equipment under a capital lease. Included in property and equipment is $132,000, at cost, related to capital leases.

The future minimum lease payments at December 31, 2000 under capital and operating leases are as follows:


                                               Capital     Operating
                                                Leases      Leases      Total
                                               =========  ==========  ==========
2001                                           $ 35,000   $  661,000  $  696,000
2002                                             35,000      640,000     675,000
2003                                             35,000      620,000     655,000
2004                                             23,000      269,000     292,000

Total future minimum lease payments             128,000   $2,190,000  $2,318,000

Less - amount representing interest at 12%      (26,000)
Present value of minimum capital lease pymts    102,000
                                               ---------
Less - current portion                          (23,000)
                                               $ 79,000
                                               =========


Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $674,000, $588,000 and $557,000, respectively.

EMPLOYMENT  CONTRACTS

Upon the consummation of the Merger, both Mr. R. Lindsey Duncan and Mr. Klee Irwin entered into substantially similar three-year employment agreements with the Company. Mr. Duncan was employed as Chairman of the Board and as a member of the Executive Committee with all duties and responsibilities normally associated with this position. Mr. Irwin was employed as the Chief Executive Officer and as a member of the Executive Committee with all duties and responsibilities normally associated with this position until April 20, 1999. On that date, Mr. Irwin resigned, as Chief Executive Officer of Omni Nutraceuticals and his employment agreement was terminated effective April 20, 1999. In connection with his resignation, the Board of Directors appointed him as Chief Executive Officer of HealthZone.com, the Company's wholly owned subsidiary ("HealthZone"). In October of 1998 (as revised in June 1999), the Company entered into an agreement to hire Mr. Louis Mancini as President and Chief Operating Officer and, subsequently, Chief Executive Officer.

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

As a result of the March 12, 2000 employment realignments, the Company agreed to extend the exercise date of Lindsey Duncan's stock options to March 2007 and to forgive a note due to the Company from Louis Mancini for $175,000.

LITIGATION  AND  SETTLEMENTS

On March 28, 2001 the Company was notified that the Securities and Exchange Commission was conducting an informal inquiry into matters concerning the Company for fiscal years ended December 31, 1998 to 2000. The Company is unable to predict at this time the outcome of this informal inquiry.

On January 23, 2001, the Labor Commissioner of the State of California entered a judgment against the Company in the amount of approximately $42,000 in a matter entitled Richard F. Lynch v. Omni Nutraceuticals, Inc., Labor Commissioner, State of California, State Case No. 05-19487 1 CC. The Company filed an appeal, which required posting a bond in the amount of the judgment, in the Los Angeles County, California, Superior Court on February 14, 2001. The appeal is entitled In the Matter of the Appeal of Omni Nutraceuticals, Inc, of the Order, Decision or Award of the Labor Commissioner, Richard F. Lynch, Real Party in Interest, Case No. BS067765. The appeal involves a retrial of the matter in the Superior Court. The Company denies that any sums are due to Lynch. The final outcome of this case is uncertain, but appears unlikely that it will have a material impact on the Company.

On December 8, 2000, the Company was sued in a case entitled Media Networks, Inc. v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC 241503, for amounts due on an open account, and services rendered pursuant to agreement. The complaint seeks a total of approximately $437,000, interest, attorneys fees, and collection and other costs. The Company has filed a responsive pleading denying liability. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

The Company received a demand letter dated February 20, 2001, from counsel representing the majority of the former owners of Smart Basics, Inc., an E-commerce retailer that was acquired on May 25, 2000, claiming, among other things, misrepresentations in connection with the transaction in which the Smart Basics' shareholders exchanged their ownership interest in Smart Basics for the Company's common stock. The demand letter seeks unspecified relief or, in the alternative, rescission of the transaction. The letter threatens legal action unless the matter is otherwise resolved. The Company is investigating its rights and obligations with respect thereto. Based on the information currently available, the Company is unable to determine the likelihood of an unfavorable outcome to this matter. Smart Basics, together with the Company's other E-commerce operations, was sold to Vitacost.com on February 2, 2001.

The Company received an inquiry from the Los Angeles County and Alameda County, California, District Attorney's Offices with respect to labeling of our "151 Bars" and "Diet System 6 Bars." Discussions and an exchange of information are taking place with respect thereto. The Company is hopeful that a resolution can be reached without litigation, although no assurance can be given. If settlement is not reached, an action for false advertising, unfair business practices and other claims may be filed against the Company. The Company is no longer selling the "Diet System 6 Bars" that are a subject of the inquiry. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

A complaint was filed against the Company on May 25, 2000, in an action entitled Copelco Capital, Inc. v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC230578. The suit seeks recovery of principal of $67,000, interest, taxes, fees, liens and late charges according to proof, attorney's fees and costs in connection with the Company's alleged lease of copier equipment. The Company has filed a responsive pleading denying liability and raising affirmative defenses. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

A complaint for breach of contract and common counts was filed against the Company on November 30, 2000, in a case entitled Puretek Corporation vs. Omni Nutraceuticals, Inc., filed in Los Angeles County, California, Superior Court, Case No. 241059. It seeks recovery of $78,000, interest, attorney's fees and costs. The Company has filed a responsive pleading denying liability and raising affirmative defenses. On December 28, 2000, the court granted Puretek's Application for Right to Attach Order and Writ of Attachment in the amount of $68,000. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

The Company has been sued in the Circuit Court for Baltimore County, Maryland. The title of the case filed on October 6, 2000, is Gain, Inc., d/b/a/ American Medtech v. Maryland Urology Group, Inc., Veromax International, LLC, Omni Nutraceuticals, Inc., Blackstone International, LLC, Melvin J. Duckett, M.D., Larry L. Parks and Kyle P. Moore, Civil No. 03-C-00-010409. The First Amended Complaint filed November 6, 2000, alleges that the other defendants granted Gain exclusive rights to market and sell Veromax to all U.S. pharmacy and chain stores with greater than twenty stores and that these defendants subsequently assigned rights to the Company to market and sell Veromax that were contrary to the rights previously granted Gain. It claims that the Company tortiously interfered with Gain's prospective economic advantage, and published false information to Gain's customers that disparaged its rights to distribute Veromax , in the Company's efforts to market and sell Veromax and seeks $250,000,000 in compensatory damages, $25,000,000 in punitive damages, interest and costs. It also seeks injunctive relief prohibiting the Company from interfering with Gain's marketing efforts by selling or offering to sell Veromax to certain identified pharmacy chains and to account for sales made to said identified pharmacy chains. The Company has filed a responsive pleading denying liability and raising affirmative defenses and intends to vigorously defend this action. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome.

Pursuant to a Settlement, Termination and Mutual Release Agreement dated April 13, 2000, 363,636 additional shares were issued in settlement of a lawsuit filed on December 23, 1999 by the former owners of HVE. In connection with the settlement, all other rights and obligations that existed under the February 15, 1999 Merger Agreement were terminated. The fair value of these additional shares ($1,200,000 based on the fair value at the time of the shares issued) has been recorded as an expense in the accompanying statement of operations for the year ended December 31, 1999. Due to the issuance of these shares in 2000, the Company then reclassified the contingent shares to additional paid in capital.

In March 2000, pursuant to a termination and settlement agreement, the new Chief Executive Officer transferred 1,000,000 shares of his personally held common stock to an ex-officer of the Company. The shares were valued at $1,720,000, which was the fair value of the stock at the date of the agreement.

OTHER  LITIGATION

From time to time the Company may become a party to legal proceedings that are routine litigation incidental to its business. The Company believes that the likely outcome of such litigation will not have a material adverse effect on its business or results of operations.

12.     SHAREHOLDERS'  INVESTMENT

PREFERRED  STOCK

The Company has authorized 5,000,000 shares of Preferred Stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue Preferred Stock for any proper corporate purpose. In approving any issuance, the Board has broad authority to determine the rights, privileges, and preferences of the Preferred Stock, which may be issued as one or more classes or series. The rights, privileges and preferences may include voting, dividend, conversion, redemption, participation and liquidation rights. As of December 31, 2000, 3,000 shares of Series A Convertible Preferred Stock were outstanding; as of December 31, 1999 and 1998, no Preferred Stock was issued or outstanding.

On October 27, 2000, the Company entered into a Securities Purchase Agreement with several "accredited investors" ("Holders") whereby the Holders purchased 3,000 shares of the Company's newly-issued Series A Convertible Preferred Stock resulting in gross proceeds of $3,000,000 to the Company. In addition, the Buyers received warrants to purchase up to 600,000 shares of common stock at an exercise price of approximately $0.96 per share. The Company received net proceeds from this transaction of $2,720,000, after fees, costs and expenses of issuance. An additional 50,000 warrants were issued to an intermediary on the same terms as were granted to the Buyers. The Preferred Stock is convertible into common stock on the following basis: The number of shares of common stock to be issued is equal to the stated value of the number of shares of Preferred Stock being converted, together with any accrued dividends (the "Additional Amount") thereon, divided by the "Conversion Price". The Conversion Price is equal to the lesser of (i) 115% of the average of the two lowest bid prices quoted on the exchange where the Company's common stock is traded during the ten days preceding the closing or, (ii) 80% of the average of the two lowest bid prices of the common stock. Related to this issuance of the Company's preferred stock, the Company recorded an imputed, preferred dividend, which represented the difference between the trading price of the Company's common stock and the conversion rate most beneficial to the preferred stock holder, at the date the preferred stock was issued. The dividend amounted to $3,168,000, which is reflected as an increase in the net loss available to common shareholders on the accompanying statement of operations.

The preferred stock may be redeemed by the Company at any time after closing, at a price per share equal to the greater of (a) $1,400 plus an additional amount defined as 6% of the face amount of the stock being redeemed, multiplied by the number of days since closing, divided by 365; or (b) the market price of the common stock into which the preferred stock could be converted, as of the date of the redemption. On the fourth anniversary of the issue date, any existing preferred stock must be redeemed or converted into common stock, subject to certain provisions.

Pursuant to the preferred stock securities purchase agreement, the Company was required (a) not to have any suspension of trading of its common stock on the NASDAQ, and (b) file, within 30 days of the closing of the transaction, a registration statement to cover the underlying shares and warrants and such shares issuable pursuant to the anti-dilution provisions of the agreement and certain other requirements. The Company is currently in default of several of these provisions.

On January 24, 2000, the Company completed an equity transaction whereby the Company issued 2,000,000 shares of a 5% Convertible Preferred Stock and seven year warrants to purchase up to an aggregate of 775,000 shares of common stock at an exercise price of $2.25 per share, subject to adjustment. The aggregate purchase price for the Preferred Shares and warrants was $3,000,000, including $100,000 allocated to the purchase of the warrant. In connection with this financing, HealthZone also issued 222,222 shares of its common stock, representing approximately 10% of the then outstanding number of shares, and a seven-year warrant to purchase up to 37,000 shares of its common stock for $1,000,000. On March 24, 2000, all of these issued Preferred Shares were converted into 2,016,438 shares of common stock. Related to the issuance and conversion of the Company's preferred stock, the Company recorded an imputed preferred dividend, which represented the difference between the trading price of the Company's common stock and the conversion rate of the preferred stock. The dividend amounted to $1,950,000, which is reflected as an increase in the net loss available to common shareholders on the accompanying statement of operations.

COMMON  STOCK

On October 30, 2000 the Company entered into an agreement with an investment banking firm to serve as a financial consultant to the Company. The agreement calls for the consultant to provide certain services to the Company related to the location and raising of up to $20,000,000 through the placement of preferred stock. As compensation for entering into the agreement, the Company issued
150,000 shares of its common stock and recorded a charge to operations of $205,000. The agreement requires that the Company pay to the consultant a fee of 10% of the gross proceeds of any monies raised by the consultant, and a 2% non-accountable expense allowance to be paid in common stock. Additionally, the consultant is to receive warrants equal to 10% of the securities sold in the offering, exercisable at 100% of the offering price.

During the year ended December 31, 2000, as compensation, the Company issued to officers and directors and one former director a total of 55,000 shares of common stock. The accompanying financial statements include a charge of $72,000 to reflect this issue of shares.

On March 12, 2000, the Company entered into a two year agreement with Liviakis Financial Communications, Inc. ("LFC") and, in connection therewith, authorized the issuance of 1,200,000 restricted shares of common stock to LFC in consideration of, and as a retainer and prepayment for, the services to be rendered to the Company. Under the terms of the agreement, the Company issued 800,000 shares, the balance of 400,000 shares will be due and payable in fiscal year 2001 depending on whether the Company continues to retain LFC. On March 27, 2000, the Company completed a private placement of its securities through investors provided by LFC whereby 700,000 shares of common stock were sold for an aggregate purchase price of $2,100,000. The original shares issued to LFC have been considered issued in connection with this placement, and the proceeds allocated to the aggregate shares issued.

During the year ended December 31, 2000, the Company issued an additional 215,500 shares of common stock to various vendors for services rendered. The aggregate value recorded by the Company was approximately $378,000, which represents either the fair market value of the shares, or the services rendered, whichever was more readily determinable. These amounts were recognized as expenses as the services were performed.

In separate agreements, several of the Company's trade creditors agreed to convert a portion of their debt in exchange for common stock of the Company and to accept a substantially reduced cash payment for the balance of the obligation of the Company. During the year ended December 31, 2000, $1,431,000 of accounts payable was converted in exchange for 599,905 shares of common stock. These conversions were performed at a rate consistent with the trading price of the Company's common stock at the date of the conversion.

On January 24, 2000 the Company executed a consulting agreement with a financial consulting firm to assist the Company in marketing its common stock in Europe. The agreement was a one-year agreement that called for the issuance of 560,000 shares of common stock. The fair value of the stock on the day the agreement was executed was approximately $960,000, which was charged to operations as consulting expense.

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

In October 1999, a former Chief Executive Officer and shareholder of the Company returned 941,436 shares to the Company as a contribution to capital

WARRANTS

On April 20, 2000, the Company entered into a one year consulting agreement with a financial advisor. The agreement calls for the issuance of options to purchase 30,000 shares of common stock at $3.86 per share. The options vest 7,500 at the end of each three months after the initiation of the contract. Related to the agreement, the Company has recorded $78,000 of consulting fees, which is being amortized as consulting expense over the term the services are being provided.

On June 28, 2000 the Company entered into a consulting agreement with an investment banking firm to perform certain financial consulting services. The agreement called for the issuance of 300,000 options to purchase the Company's common stock at $4.00 per share and covered a term of six months. The options were valued at $747,000 and were amortized as consulting expense over the term of the agreement.

In 1997, the Company entered into a three year consulting agreement with an investment banking firm. In consideration for the consulting services, the Company issued the investment banking firm warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $6.00 per share and additional warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. The warrants are exercisable for five years from the date of issuance. The Company recorded professional services expense of $194,000, $388,000 and $275,000 the years ended December 31, 2000, 1999 and
1998, respectively, in connection with the fair value of these warrants based upon the Black Scholes pricing model. As of December 31, 2000, all warrants were still outstanding.

During the year ended December 31, 1999, the Company entered into a consulting agreement with an advisor. In consideration of the consulting services, the Company issued to the advisor warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $4.75 per share. The Company recorded professional services expense of $415,000 in the year 1999 in connection with the fair value of these warrants based upon the Black Scholes pricing model. These warrants were cancelled subsequent to year-end.

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

A  summary  of  the  Company's  outstanding  options  and  activity  follows:


                                                        EXERCISABLE
                                                        -----------
                                         WEIGHTED                WEIGHTED
                                          AVERAGE                 AVERAGE
                             NUMBER OF   EXERCISE   NUMBER  OF   EXERCISE
                              OPTIONS      PRICE      OPTIONS      PRICE
                            -----------  ---------  -----------  ---------

Balance, January 1, 1998       742,643   $    4.57      585,516  $    4.24
--------------------------  -----------  ---------  -----------  ---------


Granted                      1,853,860   $    5.22
--------------------------  -----------  ---------
Exercised                     ( 38,341)  $    4.51
--------------------------  -----------  ---------
Cancelled                     (111,991)  $    5.46
--------------------------  -----------  ---------
Balance, December 31, 1998   2,446,171   $    5.01      675,253  $    4.49
--------------------------  -----------  ---------  -----------  ---------


Granted                      3,267,500   $    2.27
--------------------------  -----------  ---------
Exercised                      (19,670)  $    4.33
--------------------------  -----------  ---------
Cancelled                   (1,747,403)  $    5.03
--------------------------  -----------  ---------
Balance, December 31, 1999   3,946,598   $    3.58    1,991,904  $    3.34
--------------------------  -----------  ---------  -----------  ---------

Granted                      3,542,499   $    2.20
--------------------------  -----------  ---------
Exercised                      (98,830)  $    2.92
--------------------------  -----------  ---------
Cancelled                   (3,351,115)  $    2.87
--------------------------  -----------  ---------
Balance, December 31, 2000   4,039,152   $    3.01    1,923,394  $    3.19
--------------------------  ===========  =========   ==========  =========



Weighted  average  fair  value  of  all  options  granted during the years ended
December  31, 2000, 1999 and   1998  were $2.90, $1.23, and $1.99, respectively.

The following table summarizes information about the options outstanding at December 31, 2000:



                            Weighted   Weighted                Weighted
Range of         Number      Average    Average                 Average
Exercise       Outstanding  Exercise   Remaining  Exercisable  Exercise
Prices         at 12/31/00    Price      Life     at 12/31/00    Price
-------------  -----------  ---------  ---------  -----------  ---------
1.00 - $1.99      100,000  $    1.53  9.1 years      100,000  $    1.53
-------------  -----------  ---------                          ---------
2.00 - $2.99    2,027,999  $    2.07  9.4 years      830,200  $    2.11
3.00 - $3.99      851,688  $    3.43  8.8 years      539,646  $    3.68
4.00 -$4.99       783,109  $    4.27  9.3 years      265,192  $    4.56
5.00 -$7.25       256,356  $    5.75  8.3 years      186,356  $    5.55
               -----------  ---------             -----------  ---------
                4,039,152  $    3.01               1,921,394  $    3.19
               ==========   =========             ===========  =========


The Company has elected to continue to measure compensation costs associated with its stock option plan under APB No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of SFAS No. 123. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and computed proforma net income (loss) and pro forma earnings (loss) per share amounts as follows for the years ended December 31, 2000, 1999, and 1998 as follows:

                                                       Years ended December 31,
                                                  2000                 1999         1998
                                       --------------------------  -------------  --------
Additional compensation expense        $                 143,000   $  3,128,000   $672,000
Pro forma net income (loss)                          (21,753,000)   (14,183,000)   346,000
                                       ==========================  =============  ========
Pro forma earnings (loss) per share:
   Basic                               $                   (0.71)  $      (0.50)  $   0.01
   Diluted                             $                   (0.71)  $      (0.50)  $   0.01


These pro forma amounts were determined by computing the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:


                                         Years Ended December 31,
                                    2000               1999        1998
                         -------------------------  --------  -------------
Risk free interest rate              6.00%          6.03%     4.34% - 5.55%
Expected life                      1-2 years       4 years      2-7 years
Volatility                          100.00%         90.00%       60.00%
Expected dividend yield  None                       None          None


13.     RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 1999, a bonus of $50,000 was paid to Mr. Lindsey Duncan, Chairman of the Board.

On October 8, 1999, the Company and Mr. Klee Irwin entered into a settlement agreement (the 'Settlement Agreement') in order to resolve certain mutual claims that had arisen between the Company and Mr. Irwin. Subsequent to December 31, 1999, the Settlement Agreement and all ancillary agreements were terminated.

On or about October 8, 1999, Mr. Irwin made a capital contribution of $305,000, and returned 941,436 shares of Omni Nutraceuticals common stock to the Company.

14.     SUBSEQUENT  EVENTS

Vitacost  purchase  agreement
-----------------------------

On February 2, 2001, the Company entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of the operating assets of the Company's combined E-commerce operations in exchange for 6,800,000 shares of Vitacost common stock. The agreement contains an optional repurchase right giving the Company, at any time after four years from the closing, the right to demand Vitacost repurchase their stock for $3,400,000 in cash or, at their option, a 60 month note requiring equal monthly payments of$57,000. The agreement also contains an optional redemption right, giving Vitacost the right to redeem their stock, at any time up to four years from the closing. If this option is exercised between the closing and the first anniversary thereof, the price is $7,000,000, which compounds at the rate of 10% for each year up to $9,317,000 on the fourth anniversary of the closing. In addition, the Purchase Agreement provides Vitacost with a right of first refusal in the event that the Company desires to transfer the shares of Vitacost common stock, other than to an affiliate, or in connection with a liquidation or spin-off distribution to our stockholders, or an initial public offering.

Further, in connection with the Purchase Agreement, the Company entered into a non-competition agreement with Vitacost, whereby the Company agreed not to compete with Vitacost in the business of reselling other companies' vitamins and supplements on a retail basis via the internet and mail order catalogues for the period beginning on the date of the non-competition agreement and ending on the last to occur of: (i) the one-year anniversary of the non-competition agreement; or (ii) the date that is six months after the Company's resignation, removal or other termination from Vitacost's board of directors. The non-competition agreement does not preclude the Company from engaging in the business of selling its own products including, but not limited to, vitamins and supplements manufactured by the Company through any means, including, without limitation, via the internet and mail order catalogues.

The stock the Company received represents approximately 19.9% of the total Vitacost common stock outstanding and, accordingly, the Company intends to record this investment on the cost basis. As long as the Company continues to hold at least a 10% interest, the Company will have one of the five available seats on the Vitacost Board. Additionally, the Company has certain anti-dilution rights in the event Vitacost raises additional equity.