Form 10-Q
period 2001-03-31
OMNI NUTRACEUTICALS
filed 2001-05-15
CIK 857353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 /x/  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
THE  SECURITIES  EXCHANGE  ACT  OF  1934

                       For the Period Ended March 31, 2001
                                       or


 /  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                For the transition period from                to

                         Commission file number 0-18160

                            OMNI NUTRACEUTICALS, INC.
              Exact name of registrant as specified in its charter)

                     UTAH                         87-0468225
         (State of incorporation)  (I.R.S. Employer Identification No.)

                              5310 Beethoven Street
                          Los Angeles, California 90066
                    (Address of principal executive offices)

                  Registrant's telephone number: (310) 306-3636

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of May 14, 2001 was 34,494,379.

                            Omni Nutraceuticals, Inc.
                               Index to Form 10-Q

PART  1.   FINANCIAL  INFORMATION

                                                                                                  Page
Item 1.   Financial Statements:                                                                      3
Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000                   3
Consolidated Statements of Operations for Three Months Ended March 31, 2001 and 2000 (unaudited)     5
Consolidated Statements of Cash Flows for Three Months Ended March 31, 2001 and 2000 (unaudited)     6
Notes to Condensed Consolidated Financial Statements                                                 8
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     10
PART II.  OTHER INFORMATION                                                                         13
Item 1.   Legal Proceedings                                                                         13
Item 2.   Changes in Securities and Use of Proceeds                                                 13
Item 3   Defaults upon Senior Securities                                                            13
Item 4.   Submission of Matters to a Vote of Security Holders                                       13
Item 5.   Other Information                                                                         14
Item 6.   Exhibits and Reports on Form 8-K                                                          14
SIGNATURES                                                                                          14

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS QUARTERLY REPORT, INCLUDING, WITHOUT LIMITATION, THOSE REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS, MARKETING AND PRODUCT INTRODUCTION AND
DEVELOPMENT PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "RISKS RELATED TO THE BUSINESS OF OMNI NUTRACEUTICALS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THE ANNUAL REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON BEHALF OF THE COMPANY, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

OMNI  NUTRACEUTICALS  INC.
CONSOLIDATED  BALANCE  SHEETS
                                                                                                    MARCH 31,      DECEMBER 31,
                                                                                                       2001            2000
     (unaudited)
                                                                                                 -------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                              $     229,000   $     199,000
Accounts receivable, net of reserves and allowances of  $3,000,000 and $3,829,000, respectively       2,112,000       2,566,000
Inventories, net of reserves of $796,000 and $796,000, respectively                                   2,643,000       2,871,000
Prepaid expenses and other                                                                              618,000         519,000
                                                                                                   -------------   -------------
     Total Current Assets                                                                             5,602,000       6,155,000

Property and equipment, net                                                                           1,193,000       1,253,000
Trademarks, net of accumulated amortization of $1,853,000 and $1,627,000, respectively               11,672,000      11,897,000
Other assets, net of accumulated amortization of $831,000 and $748,000, respectively                    857,000         872,000
Investment in Vitacost.com, Inc.                                                                      7,000,000               -
Assets held for sale                                                                                          -       7,128,000
                                                                                                   -------------   -------------
Total Assets                                                                                      $  26,324,000   $  27,305,000
                                                                                                   =============   =============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Line of credit                                                                                    $   6,285,000   $   5,511,000
Current portion of term loan                                                                          3,500,000       2,917,000
Current portion of notes payable                                                                         22,000          23,000
Accounts payable                                                                                      5,453,000       6,003,000
Accrued liabilities                                                                                   2,441,000       2,392,000
Customer deposits                                                                                       450,000         450,000
                                                                                                   -------------   -------------
Total current liabilities                                                                            18,151,000      17,296,000

Term loan, net of current portion                                                                     6,778,000       7,361,000
Notes payable, net of current portion                                                                    74,000          79,000

SHAREHOLDERS' INVESTMENT
Preferred stock                                                                                           3,000           3,000
Common Stock                                                                                            346,000         341,000
Additional paid-in capital                                                                           43,936,000      43,633,000
Treasury stock                                                                                          (50,000)        (50,000)
Retained deficit                                                                                    (42,914,000)    (41,358,000)
                                                                                                  --------------  --------------
TOTAL SHAREHOLDERS' INVESTMENT                                                                        1,321,000       2,569,000
                                                                                                  --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                                    $  26,324,000   $  27,305,000
                                                                                                  ==============   =============
See Notes to Condensed Consolidated Financial Statements


OMNI  NUTRACEUTICALS
CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                    2001          2000
Net sales                                                       $                 5,751,000   $ 8,039,000
Cost of sales                                                                     3,308,000     4,824,000
Gross Profit                                                                      2,443,000     3,215,000
                                                                ----------------------------  ------------

Selling, general and administrative expenses                                      3,310,000     9,305,000

Loss from operations                                                               (867,000)   (6,090,000)

Other income (expense)
      Interest Income                                                                     -         8,000
      Interest Expense                                                             (440,000)     (465,000)
      Other income (expense)                                                              -         1,000

Total other income (expense)                                                       (440,000)     (456,000)

Loss before provision for income taxes and loss
     from discontinued operations                                                (1,307,000)   (6,546,000)
Provision for income taxes                                                            3,000
Loss before loss from discontinued operations                                    (1,310,000)   (6,546,000)
                                                                ----------------------------  ------------
Discontinued operations:
     Loss on operations of discontinued e-commerce
     segment, net of taxes of $0                                                   (246,000)     (230,000)
Net Loss                                                                         (1,556,000)   (6,776,000)
Preferred Stock Dividends                                                                 -     1,950,000
Net Loss available to common shareholders                       $                (1,556,000)  $(8,726,000)

Loss per common share basic and diluted                         $                     (0.05)  $     (0.30)
Weighted average number of shares outstanding                                    34,256,879    27,765,052
                                                                ============================  ============

     See Notes to Condensed Consolidated Financial Statements

OMNI  NUTRACEUTICALS  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                                2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common shareholders                                        $(1,556,000)  $(8,726,000)
Adjustments to reconcile net income (loss) available to common shareholders to net cash provided by (used in) operating
activities:
  Depreciation and amortization                                                               556,000       655,000
  Provision for reserves and allowances                                                      (829,000)
  Issuance of warrants and options                                                                           97,000
  Issuance for shares for services                                                            136,000     1,770,000
  Imputed preferred dividends                                                                             1,950,000
  (Increase) decrease in:
    Accounts receivable                                                                     1,283,000    (1,357,000)
    Inventory                                                                                 228,000       450,000
    Prepaid and other                                                                         (53,000)      124,000
   Increase (decrease) in:
    Cash overdraft                                                                                         (165,000)
    Accounts payable                                                                         (550,000)    1,834,000
    Accrued liabilities                                                                        49,000     1,185,000
    Income taxes payable                                                                                    (52,000)
                                                                                           -----------   -----------
Cash provided by (used in) operating activities                                              (736,000)   (2,235,000)
                                                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                    (2,000)      (35,000)
Decrease in other assets                                                                                     22,000
Collections on notes receivable                                                                               3,000
                                                                                           -----------   -----------
Cash used in investing activities                                                              (2,000)      (10,000)
                                                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                                    2,376,000
Proceeds from issuance of preferred stock                                                                 1,900,000
Proceeds from sale of minority interest                                                                   1,000,000
Proceeds from issuance of warrants                                                                          100,000
Borrowings (repayments) under exist. line of credit                                           774,000    (1,036,000)
Repayments on long term borrowings                                                             (6,000)     (665,000)
Costs incurred with financing                                                                              (100,000)
                                                                                           -----------  ------------
Cash provided by (used in) financing activities                                               768,000     3,575,000
                                                                                           -----------  ------------
Net increase (decrease) in cash                                                                30,000     1,330,000
Cash and cash equivalents, beginning of period                                                199,000
                                                                                           -----------  ------------
Cash and cash equivalents, end of period                                                   $  229,000   $ 1,330,000
                                                                                           ==========   ============
See Notes to Condensed Consolidated Financial Statements

                                      2000

     We recorded a preferred dividend of $1,950,000 related to the issuance of preferred stock with a conversion rate below the market price of our common stock.

     We issued 30,000 shares to two directors and recorded a non-cash charge of $30,000.

     We recorded a compensation charge of $1,720,000 related to the transfer of personal shares from an officer and major shareholder to a departing board member.

     We issued 800,000 shares of common stock to a financial consulting firm for services provided in connection with a private placement of 700,000 shares of common stock for $2,100,000.

                                      2001

     We sold our e-commerce business to Vitacost.com, Inc. for common stock of vitacost.com valued at $7,000,000.

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc. ( "we", "us", "our"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below in the consolidated financial statements) considered necessary for a fair presentation have been included. Our operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to 2001 presentation. For the three-month periods ended March 31, 2001 and March 31, 2000, no common stock equivalents were included because they would have been anti-dilutive.

NOTE  2.  GOING  CONCERN  ISSUES

     In connection with the audit for the year ended December 31, 2000, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our condensed consolidated financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty.

NOTE  3.  INVESTMENT  IN  VITACOST  &  DIVESTITURE  OF  E-COMMERCE  OPERATIONS

     On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of our operating assets of our combined e-commerce operations in exchange for 6,800,000 shares of Vitacost common stock. A valuation of $7,000,000 has been placed on the Vitacost stock by an independent valuation consultant. The results of operations of this business segment have been retroactively reported separately on the accompanying statement of operations as a Loss on operations of discontinued e-commerce segment. The net assets of the e-commerce segment have been reported as "Assets held for sale" at December 31, 2000.

At February 2, 2001, prior to the sale of our e-commerce segment, we recorded the following as Assets Held for Sale related the e-commerce operations:


Net book value of assets related to:
  Healthzone.com                            $ 2,971,000
  Vitamin Discount Connection                   522,000
  SmartBasics                                   521,000
  HealthShop.com                              4,902,000
  Accumulated amortization on goodwill       (2,243,000)
  Deferred losses of e-commerce operations      227,000
                                            ------------
                                            $ 7,000,000
                                            ============

NOTE  4.  INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

                March 31, 2001   December 31, 2000
                ---------------  ------------------
Raw Materials   $     1,015,000  $        1,194,000
Finished Goods        1,628,000           1,677,000
                ---------------  ------------------
                $     2,643,000  $        2,871,000
                ===============  ==================


NOTE  5.  CREDIT  FACILITY

Our current credit facility is secured by a lien against all of our assets and consists of a $13 million (original amount) term loan ("Term Loan") and up to a$7 million revolving loan ("Revolving Loan"). The remaining balance of the Term Loan of $10,278,000 at March 31, 2001, is payable in installments as follows:
$1,750,000 due June 15, 2001, monthly payments of approximately $194,000 commencing July 15, 2001 and ending July 15, 2002 and a final payment of $6,000,000 due July 30, 2002. Mandatory prepayments are required in the event we receive any net proceeds from insurance claims, assets sales and/or debt sales. Under certain circumstances we are required to make mandatory prepayments from equity sales. Our credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on any dividends that we may pay. Presently there are several Events of Default under the credit facility including non-compliance with the financial covenants. We are currently seeking changes in the term loan repayment schedule and waivers of the Events of Default from our lender.

NOTE  6.  CAPITAL  TRANSACTIONS

     During the quarter ended March 31, 2001 we recorded the following capital transactions.

     400,000 shares of common stock were issued pursuant to a price protection clause in the original agreement to purchase HealthShop and a related increase in Assets Held for Sale was recorded in the amount of $119,000.

     75,000 shares of common stock were issued in connection with an amendment to preferred stock issued in the first quarter of 2000 and a related charge was recorded in the amount of $136,000.

     In previous periods we recorded prepaid promotion fees representing the value of stock options issued to a celebrity spokesperson. In the period we recorded a charge representing the remaining amount of the prepaid fees of $53,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Omni Nutraceuticals, Inc. ("we", "us", "our") is a formulator and supplier of branded natural health, herbal, and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores.

     Omni is a Utah Corporation, and was formerly known as Irwin Naturals/4Health Inc., which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation with Irwin Naturals, Inc., a California corporation consummated June 30, 1998. Pursuant to the Merger that was accounted for as a pooling of interests 4Health issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals.

RESULTS  OF  OPERATIONS

OPERATING  RESULTS

     Our consolidated net sales for the three months ended March 31, 2001 were $5,751,000 with an operating loss before provision for income taxes and loss on discontinued operations of $1,307,000. The loss on operations of our discontinued e-commerce segment for the first quarter of 2001 was $246,000. Our net loss for the first quarter of 2001 was $1,556,000, and our net loss available to our common shareholders was $1,556,000 or $0.05 per basic and diluted share. Our consolidated net sales for the same period in the prior year were $8,039,000 with an operating loss before provision for income taxes and loss on discontinued operations of $6,546,000. The loss on operations of our discontinued e-commerce segment for the first quarter of 2000 was $230,000. Our net loss and our net loss available to common shareholders in the first quarter of 2000 was $6,776,000 and $8,726,000 or $.30 per basic and diluted share, respectively. Our total selling, general and administrative expenses for the three months ended March 31, 2001 were $3,310,000 versus $9,305,000 for the same period in 2000.

SALES

     Our net sales for the three months ended March 31, 2001, decreased by $2,288,000, or 28.4%, to $5,751,000 from $8,039,000 for the comparable period in
2000. The decrease in sales results from overall declines in consumer demand for herbal supplements, which was particularly acute in the mass market. Also the first quarter of 2000 benefited from a national media advertising campaign for our Inholtra, Cholestaid and Veromax products introduced in 1999. Sales in the first quarter of 2001 also declined because substantially all advertising and promotion was curtailed for existing products due to limited resources. Also as of March 31, 2001 we had not introduced any new products since the first quarter of 2000.

GROSS  PROFIT

     Gross profit for the three months ended March 31, 2001 decreased by $772,000, or 24.0%, to $2,443,000, from $3,215,000 for the comparable period in
2000. Gross profits as a percentage of sales for the three months ended March 31, 2001 increased to
42.4% from 40.0% in the comparable period in 2000. The increase in the gross margin was primarily due to a shift in the net sales mix from mass-market sales, which had higher rates of returns in the first quarter of 2000, to higher margin health food store sales in 2001, partially offset by a greater contribution from lower margin international sales in 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Sales and marketing expenses for the three months ended March 31, 2001 decreased by $3,728,000 or 81.8% to $829,000 from $4,557,000 for the comparable period in 2000. This decrease was due primarily to lower advertising, media expenses and co-op advertising which declined $3,354,000 to $71,000 in the first quarter of 2001 from $3,425,000 in the comparable period in 2000. The main products promoted in the first quarter last year were Inholtra, Cholestaid, and Veromax. Other cost reductions came from reductions in the costs of repackaging and redesign of our core product lines, $79,000; salaries and wages, $137,000; trade show expense, $46,000; travel, $32,000; and royalties, principally Inholtra, $41,000.

     Distribution expenses declined $116,000 or 19.9% to 466,000 in the three months ended March 31, 2001 from $582,000 in the comparable period in 2000. Reduction in freight, $79,000 and wages, $41,000 accounted for substantially all of the decline.

     General and administrative expenses decreased $2,151,000 or 51.6% to $2,015,000 in the three months ended March 31, 2001 from $4,166,000 in the comparable period in 2000. A compensation charge of $1,720,000 recorded in the first quarter of 2000 related to the transfer of personal shares from an officer and major shareholder to a departing board member accounted for the majority of the decline. Also accounting for the decline were decreases in salary and wages, $99,000; accounting, legal and professional fees, $311,000; amortization of the e-commerce business segment, sold February 2, 2001, $126,000; partially offset by increased stock compensation expense of $161,000.

OTHER  INCOME  (EXPENSE)

     Interest expense for the three months ending March 31, 2001 decreased by $25,000 to $440,000 from $465,000 for the comparable period in 2000. This decrease is the result of lower term loan balances outstanding from period to period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had cash and cash equivalents of approximately $229,000, and approximately $715,000 of availability under our revolving credit line. As of December 31, 2000, we had approximately, $199,000 in cash and cash equivalents and approximately $1,489,000 under our revolving credit line available. The increase in cash and cash equivalents is solely the result of timing of receipt and disbursement of cash. Further as of March 31, 2001 we had a working capital deficit of $12,549,000, and an accumulated deficit of $42,914,000. We estimate that, based on the current rate of negative cash flow from operations, the cash and availability under the revolving credit line will be sufficient to provide a source of working capital through approximately June 15, 2001. On June 15, 2001 we are required to make a principal payment of $1,750,000 on our term loan. We do not have the resources to make this payment. We will be seeking, from our secured lender, an extension of this and other payment obligations as well as waivers on current Events of Default. Our failure to receive such extension could have a material adverse effect upon our financial condition and our ability to continue to operate. Additionally, our estimate does not give effect to payments, which may be made to vendors to reduce outstanding payables. Further, there can be no assurances that the vendors will continue to supply us with goods and services in the event that such payables are not reduced, which may have an adverse effect on our continued operations. In addition, some of our largest customers have in the past taken deductions against trade receivables and although we believe we have identified and reserved for such deductions, such practices may adversely effect our future cash flow.

     During the three months ended March 31, 2001, we experienced negative cash flow from operations of approximately $736,000. We have primarily funded our operations to date through internally generated capital, bank loans or private equity financing. Our future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products. Management believes that additional investment capital will be required to permit the Company to meet its business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that the Company will be able to secure such funds on commercially reasonable terms, if at all. If not successful in securing additional funds, the Company may be forced to dispose of its assets outside of its normal course of business.

     Our independent certified public accountants have included an explanatory paragraph in their report of Independent Certified Public Accountants included in our Annual Report on Form 10-K for the year ended December 31, 2000, to the effect that our losses from operations for the year ended December 31, 2000, and the working capital deficit and the retained deficit at December 31, 2000 raise substantial doubt about our ability to continue as going concern.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The former shareholders of Smart Basics, Inc., filed a complaint against us on March 30, 2001, in the Second Judicial District Court State of Nevada in and for the County of Washoe County, Case No. CV01-01602. The complaint alleges that we misrepresented our financial condition in connection with the merger with Smart Basics, Inc. The plaintiffs seek rescission and, alternatively, unspecified damages, attorneys fees and costs. Based on the information currently available, we are unable to evaluate the likelihood of an unfavorable outcome.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OMNI  NUTRACEUTICALS,  INC.
     By:    /s/  KLEE  IRWIN
          Klee  Irwin
          President  &  CEO

Dated:  May  15,  2001