Form 10-Q
period 2001-06-30
OMNI NUTRACEUTICALS
filed 2001-08-15
CIK 857353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 /x/  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
             THE  SECURITIES  EXCHANGE  ACT  OF  1934

                       For the Period Ended June 30, 2001
                                       or

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

     The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of July 14, 2001 was 36,067,061.

                            Omni Nutraceuticals, Inc.
                               Index to Form 10-Q




PART 1.  FINANCIAL INFORMATION                                               Page
 Item 1.    Financial Statements:
     Consolidated Balance Sheets as of June 30, 2001 (unaudited)
     and December 31, 2000                                                      3
     Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2001 and 2000 (unaudited)                            4
     Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2001 and 2000 (unaudited)                                         5
     Notes to Condensed Consolidated Financial Statements                       6
 Item 2.   Management's Discussion and Analysis of Financial Condition and      8
Results of Operations                                                           9
PART II.  OTHER INFORMATION
 Item 1.   Legal Proceedings                                                   12
 Item 2.   Changes in Securities and Use of Proceeds                           12
 Item 3.   Defaults Upon Senior Securities                                     12
 Item 4.   Submission of Matters to a Vote of Security Holders                 12
 Item 5.   Other Information                                                   12
 Item 6.   Exhibits and Reports on Form 8-K                                    13
SIGNATURES                                                                     13



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

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

OMNI  NUTRACEUTICALS,  INC.
CONSOLIDATED  BALANCE  SHEETS



                                                           JUNE 30,      DECEMBER 31,
                                                            2001            2000
                                                        -------------  --------------
                                                         (unaudited)

ASSETS
CURRENT ASSETS
Cash                                                     $     23,000   $     199,000
Accounts receivable, net of reserves and allowances of
  $2,800,000 and $3,829,000, respectively                   1,859,000       2,566,000
Inventories, net of reserves of $920,000 and $796,000,
 respectively                                               1,937,000       2,871,000
Prepaid expenses and other                                    439,000         519,000
                                                         -------------  --------------
     Total Current Assets                                   4,258,000       6,155,000

Property and equipment, net                                 1,126,000       1,253,000
Trademarks, net of accumulated amortization of
 $2,077,000 and $1,627,000, respectively                   11,447,000      11,897,000
Other assets, net of accumulated amortization of
 $914,000 and $748,000, respectively                          700,000         872,000
Investment in Vitacost.com, Inc.                            7,000,000              --
Assets held for sale                                               --       7,128,000
                                                         ------------   -------------
Total Assets                                             $ 24,531,000   $  27,305,000
                                                         ============   =============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Line of credit                                           $  6,343,000   $   5,511,000
Current portion of term loan                                       --       2,917,000
Current portion of notes payable                               47,000          23,000
Accounts payable                                            4,324,000       6,003,000
Accrued liabilities                                         3,110,000       2,392,000
Customer deposits                                                  --         450,000
                                                         -------------  --------------
Total current liabilities                                  13,824,000      17,296,000


Term loan, net of current portion                          10,326,000       7,361,000
Notes payable, net of current portion                          66,000          79,000

SHAREHOLDERS' INVESTMENT
Preferred stock                                                 3,000           3,000
Common Stock                                                  362,000         341,000
Additional paid-in capital                                 43,920,000      43,633,000
Treasury stock                                                (50,000)        (50,000)
Retained deficit                                          (43,920,000)    (41,358,000)
                                                          ------------    ------------
TOTAL SHAREHOLDERS' INVESTMENT                                315,000       2,569,000
                                                          ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
INVESTMENT                                               $ 24,531,000   $  27,305,000
                                                         ============   ==============



The  accompanying  notes  are  an  integral  part  of these financial statements

OMNI  NUTRACEUTICALS,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



                                        FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                           ENDED JUNE 30,                           ENDED JUNE 30,
                                       2001                   2000              2001          2000
Net sales                           $     4,561,000      $     10,846,000   $10,312,000   $18,912,000
Cost of sales                             2,340,000             6,663,000     5,648,000    11,511,000
                                    ----------------     -----------------  ------------  ------------
Gross Profit                              2,221,000             4,183,000     4,664,000     7,401,000


Selling, general and
   administrative expenses                3,018,000             4,471,000     6,329,000    13,687,000
                                    ----------------      ----------------   ----------    ----------
(Loss) from operations                     (797,000)             (288,000)   (1,665,000)   (6,286,000)

Other income (expense)
   Interest Income                               --                 9,000            --        22,000
   Interest Expense                        (403,000)             (636,000)     (842,000)   (1,198,000)
   Other income (expense)                   194,000                10,000       194,000        11,000
                                   -----------------     -----------------    ----------   -----------
Total other income
   (expense)                               (209,000)             (617,000)     (648,000)   (1,165,000)
                                   -----------------     -----------------    ----------   -----------
Loss before provision for
   income taxes and loss
   from discontinued
   operations                            (1,006,000)             (905,000)   (2,313,000)   (7,451,000)
Provision for income taxes                       --                    --         3,000            --
                                   -----------------     -----------------  ------------  ------------
Loss before loss from
   discontinued operations               (1,006,000)             (905,000)   (2,316,000)   (7,451,000)

Discontinued operations:
   Loss on operations of
   discontinued e-commerce
   segment, net of taxes of
   $0                                            --              (241,000)     (246,000)     (471,000)
                                   -----------------     -----------------  ------------  ------------
Net Loss                                 (1,006,000)           (1,146,000)   (2,562,000)   (7,922,000)
Preferred Stock Dividends                        --                    --            --     1,950,000
                                   -----------------     -----------------  ------------  ------------
Net Loss available to
   common shareholders            $      (1,006,000)     $     (1,146,000)  $(2,562,000)  $(9,872,000)
                                  ==================     =================  ============  ============
Loss per common share
   basic and diluted              $           (0.03)     $          (0.04)  $     (0.07)  $     (0.33)
                                  ==================     =================  ============  ============
Weighted average number
   of shares outstanding                 35,280,720            32,028,218    35,043,220    29,758,250

The  accompanying  notes  are  an  integral  part of these financial statements.

OMNI  NUTRACEUTICALS,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                     2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common shareholders        $        (2,562,000)  $(9,872,000)
Adjustments to reconcile net income (loss) available to
 common shareholders to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                     1,005,000     1,376,000
  Provision for reserves and allowances                            (1,029,000)           --
  Issuance of warrants and options                                         --       194,000
  Issuance of shares for services                                     136,000     1,760,000
  Imputed preferred dividends                                              --     1,950,000
(Increase) decrease in:
    Accounts receivable                                             1,736,000    (3,496,000)
    Inventory                                                         934,000     2,768,000
    Prepaid and other                                                 126,000      (364,000)
Increase (decrease) in:
    Cash overdraft                                                         --       725,000
    Accounts payable                                               (1,679,000)    1,605,000
    Accrued liabilities                                               745,000     1,220,000
    Income taxes payable                                                   --       (52,000)
                                                           -------------------   -----------
Cash provided by (used in) operating activities                      (588,000)   (2,186,000)
                                                           -------------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                            (2,000)     (196,000)
Decrease in other assets                                                   --       233,000
Collections on notes receivable                                            --         4,000
                                                           -------------------    ----------
Cash used in investing activities                                      (2,000)       41,000
                                                           -------------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     --     2,418,000
Proceeds from issuance of preferred stock                                  --     1,900,000
Proceeds from sale of minority interest                                    --     1,000,000
Proceeds from issuance of warrants                                         --       100,000
Borrowings (repayments) under exist line of credit                    430,000    (1,457,000)
Repayments on long term borrowings                                    (16,000)   (1,716,000)
Costs incurred with financing                                              --      (100,000)
                                                           -------------------    ----------
Cash provided by financing activities                                 414,000     2,145,000
                                                           -------------------    ----------
Net increase (decrease) in cash                                      (176,000)           --
Cash and cash equivalents, beginning of period                        199,000            --
                                                           -------------------    ----------
Cash and cash equivalents, end of period                  $            23,000   $        --
                                                          ====================  ============



The  accompanying  notes  are  an  integral  part of these financial statements.

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

     We issued 838,941 shares of common stock to acquire certain assets of HealthShop.com, Inc. The shares had a value of $3,500,000.

     We issued 170,000 shares of common stock to acquire Smart Basics, Inc. The shares had a value $510,000.

                                      2001

     We sold our e-commerce business to Vitacost.com, Inc. for common stock of Vitacost.com valued at $7,000,000.

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 2001
                                   (Unaudited)

NOTE  1.     BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below in the consolidated financial statements) considered necessary for a fair presentation have been included. Our operating results for the three and six month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to 2001 presentation. For the three and six months period ended June 30, 2001 and 2000, no common stock equivalents were included because they would have been anti-dilutive.

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

     At February 2, 2001, prior to the sale of our e-commerce segment, we recorded the following as Assets Held for Sale related to the e-commerce operations:



Net book value of assets related to:
  Healthzone.com                            $ 2,971,000
  Vitamin Discount Connection                   522,000
  Smart Basics                                  521,000
  HealthShop.com                         .    4,902,000
  Accumulated amortization on goodwill       (2,243,000)
  Deferred losses of e-commerce operations      227,000
                                            ------------
                                            $ 7,000,000
                                            ============





NOTE  4.     INVENTORIES

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at June 30, 2001 and December 31, 2000 are summarized as follows:



                December 31, 2000   June 30, 2001
                ------------------  -------------
Raw Materials.  $          799,000  $1,194,000
Finished Goods           1,138,000   1,677,000
                ------------------  ----------
                $        1,937,000  $2,871,000
                ==================  ==========




NOTE  5.     CREDIT  FACILITY

     Our current Secured Credit Facility is secured by lien against all of our assets and consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The remaining balance of the Term Loan of $10,326,000 at June 30, 2001, is payable on July 30, 2002, the Final Maturity Date. Mandatory prepayments are required in the event we receive any net proceeds from insurance claims, assets sales and/or debt sales. Under certain circumstances we are required to make mandatory prepayments from equity sales. Our credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on any dividends that we may pay.

     On  June  15,  2001,  we  entered  into  Amendment  No. 6 to Secured Credit
Agreement, which, among other things, extended the repayment date of the aggregate outstanding principal balance of the Term Loan to July 30, 2002, and waived certain defaults then in existence. The lender charged us a fee for restructuring the indebtedness, which fee superseded those charged in connection with Amendment No. 4 to Secured Credit Agreement. The fees of approximately $881,000 are payable as follows: (1) approximately $131,000 in six equal monthly installments of approximately $22,000, commencing April 15, 2001; and (ii) $750,000 on the Final Maturity Date.

     On July 20, 2001, we entered into Amendment No. 7 to Secured Credit Agreement pursuant to which our lender: (i) waived certain defaults then in existence; (ii) increased the amount of our permitted overadvance on the Revolving Loan by $200,000 to $4,400,000; and (iii) required us to inform the lender of our financial condition on a weekly basis. The lender charged us an additional restructuring fee of $50,000 which will be payable on the Final Maturity Date. The permitted overadvance on the Revolving Loan is reduced as follows: $4,200,000 on September 29, 2001, $4,050,000 on January 1, 2002 and
$3,950,000  on  June  1,  2002.

NOTE  6.     CAPITAL  TRANSACTIONS

     During the six months ended June 30, 2001 we recorded the following capital transactions.

     1,572,682 shares of common stock were issued in the second quarter upon conversion of 200 shares of Series A Convertible Preferred Stock.

     400,000 shares of common stock were issued pursuant to a price protection clause in the original agreement to purchase HealthShop.com and a related increase in Assets Held for Sale was recorded in the amount of $119,000.

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


NOTE  7.     LITIGATION

On December 8, 2000, the Company was sued in a case entitled Media Networks, Inc. v. Omni Nutraceuticals, Inc., in Los Angeles County, California, for amounts due on an open account, and services rendered pursuant to agreement. On July 25, 2001 the complainant was awarded, through a Stipulated Judgment, a total of approximately $437,000. Media Networks has filed a Motion of Assignment and Appointment of a Receiver, which is scheduled for hearing on August 23, 2001.


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     CONDITION
AND  RESULTS  OF  OPERATIONS

OVERVIEW
     Omni Nutraceuticals, Inc. is a formulator and supplier of branded natural health, herbal, and nutritional supplement products. The Company's products are sold through mass retail, specialty natural health, nutrition and food retail stores.

     Omni is a Utah Corporation, and was formerly known as Irwin Naturals/4Health Inc., which was formerly known as 4Health, Inc. Omni is the surviving corporation of a merger (the "Merger") of 4Health, Inc., a Utah corporation with Irwin Naturals, Inc., a California corporation consummated June 30, 1998. Pursuant to the Merger, that was accounted for as a pooling-of-interests, 4Health, Inc. issued 15,750,000 shares of common stock in exchange for all the outstanding shares of Irwin Naturals, Inc.


RESULTS  OF  OPERATIONS

OPERATING  RESULTS

     Our consolidated net sales for the three months ended June 30, 2001 were $4,561,000 with an operating loss before provision for income taxes and loss on discontinued operations of $1,006,000. Our net loss for the second quarter of 2001 was $1,006,000, and our net loss available to our common shareholders was $1,006,000 or $0.03 per basic and diluted share. Our consolidated net sales for the same period in the prior year were $10,846,000 with an operating loss before provision for income taxes and loss on discontinued operations of $905,000. The loss on operations of our discontinued e-commerce segment for the second quarter of 2000 was $241,000. Our net loss and our net loss available to common shareholders in the second quarter of 2000 was $1,146,000 and $1,146,000 or $.04 per basic and diluted share, respectively. Our total selling, general and administrative expenses for the three months ended June 30, 2001 were $3,018,000 versus $4,471,000 for the same period in 2000.

SALES

     Our net sales for the three months ended June 30, 2001, decreased by $6,285,000, or 57.9%, to $4,561,000 from $10,846,000 for the comparable period in 2000. The decrease in sales results from overall decline in consumer demand for herbal supplements, which was particularly acute in the mass market. Also the first six months of 2000 benefited from a national media advertising campaign for our Inholtra, Cholestaid and Veromax products introduced in 1999. Sales in the second quarter of 2001 also declined because substantially all advertising and promotion was curtailed for existing products due to limited resources.

GROSS  PROFIT

     Gross profit for the three months ended June 30, 2001 decreased by $1,962,000, or 46.9%, to $2,221,000, from $4,183,000 for the comparable period in 2000. Gross profits as a percentage of sales for the three months ended June 30, 2001 increased to 48.7% from 38.6% in the comparable period in 2000. The increase in the gross margin was primarily due to a shift in the net sales mix from mass market sales, which had higher rates of returns in the first six months of 2000, to higher margin health food store sales in 2001, partially offset by a greater contribution from lower margin international sales in 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Sales and marketing expenses for the three months ended June 30, 2001 decreased by $832,000 or 49.3% to $857,000 from $1,689,000 for the comparable period in 2000. This decrease was due primarily to lower advertising, media expenses and co-op advertising, which declined $462,000 to $113,000 in the second quarter of 2001 from $575,000 in the comparable period in 2000. Some of the other cost reductions included commissions $125,000 and salaries and wages $174,000.

     Distribution expenses declined $197,000 or 32.8% to $402,000 in the three months ended June 30, 2001 from $599,000 in the comparable period in 2000. Reduction in freight, $91,000 and wages, $65,000 accounted for most of the decline.

     General and administrative expenses decreased $424,000 or 19.4% to $1,759,000 in the three months ended June 30, 2001 from $2,183,000 in the comparable period in 2000. Cost reductions were achieved in legal and accounting costs $161,000, consulting and professional fees $110,000, bank charges $74,000, telephone expenses $41,000, bad debt expense $38,000 and payroll costs $84,000. Offsetting these and other cost reductions was an accrual for $272,000 in penalties associated with certain registration rights of the preferred stock issued in January and October 2000.

OTHER  INCOME  (EXPENSE)

     Interest expense for the three months ending June 30, 2001 decreased by $233,000 to $403,000 from $636,000 for the comparable period in 2000. This decrease is the result of lower term loan balances outstanding from period to period and lower interest rates.

     Other income for the three months ended June 30, 2001 increased $184,000 to $194,000 from $10,000 for the comparable period. This increase is due to fees earned on sales of certain product by a vendor direct to certain customers, which had previously been customers of ours. We are entitled to receive these fees on sales made through January 10, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had cash and cash equivalents of approximately $23,000, and approximately $240,000 of availability under our revolving credit line. As of December 31, 2000, we had approximately, $199,000 in cash and cash equivalents and approximately $1,489,000 under our revolving credit line available. The decrease in cash and cash equivalents is the result of losses incurred in the six months ended June 30, 2001. Further as of June 30, 2001 we had a working capital deficit of $9,026,000, and an accumulated deficit of $43,920,000.

     On  June  15,  2001,  we  entered  into  Amendment  No. 6 to Secured Credit
Agreement, which, among other things, extended the repayment date of the aggregate outstanding principal balance of the term loan to July 30, 2002, the Final Maturity Date, and waived certain defaults then in existence. The lender charged us a fee for restructuring the indebtedness, which fees superseded those charged in connection with Amendment No. 4 to Secured Credit Agreement. The fees of approximately $881,000 are payable as follows: (1) approximately $131,000 in six equal monthly installments of approximately $22,000, commencing April 15, 2001; and (ii) $750,000 on the Final Maturity Date.

     On July 20, 2001, we entered into Amendment No. 7 to Secured Credit Agreement pursuant to which our lender: (i) waived certain defaults then in existence; (ii) increased the amount of our permitted overadvance on the Revolving Loan by $200,000 to $4,400,000; and (iii) required us to inform the lender of our financial condition on a weekly basis. The lender charged us an additional restructuring fee of $50,000 which will be payable on the Final Maturity Date. The permitted overadvance on the Revolving Loan is reduced as follows: $4,200,000 on September 29, 2001, $4,050,000 on January 1, 2002 and
$3,950,000  on  June  1,  2002.

     We estimate that, based on the current rate of negative cash flow from operations, the cash and availability under the revolving credit line may be sufficient to provide a source of working capital through approximately September 15, 2001. Our estimate does not give effect to payments, which may be made to vendors to reduce outstanding payables. Further, there can be no assurances that the vendors will continue to supply us with goods and services in the event that such payables are not reduced, which may have an adverse effect on our continued operations. In addition, some of our largest customers have in the past taken deductions against trade receivables and although we believe we have identified and reserved for such deductions, such practices may adversely effect our future cash flow.

     During the six months ended June 30, 2001, we experienced negative cash flow from operations of approximately $588,000. We have primarily funded our operations to date through internally generated capital, bank loans or private equity financing. Our future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products. Management believes that additional investment capital will be required to permit the Company to meet its business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that we will be able to secure such funds on commercially reasonable terms, if at all. If we are not successful in securing additional funds, we may be forced to dispose of certain of its assets outside of its normal course of business.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     On  December  8, 2000, we were sued in a case entitled Media Networks, Inc.
v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC 241503, for amounts due on an open account, and services rendered pursuant to agreement. On July 25, 2001 the complainant was awarded, through a Stipulated Judgement a total of approximately $437,000. Media Networks has filed a Motion of Assignment and Appointment of a Receiver, which is scheduled for hearing on August 23, 2001.


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



OMNI NUTRACEUTICALS, INC.



By:                         /s/ KLEE IRWIN
                           ---------------
    Klee Irwin
-------------------------
    President & CEO, CFO

Dated:                     August 14, 2001