Form 10-Q
period 2001-09-30
OMNI NUTRACEUTICALS
filed 2001-11-19
CIK 857353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 /x/  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
             THE  SECURITIES  EXCHANGE  ACT  OF  1934

                     For the Period Ended September 30, 2001
                                       or

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

     This  Form  10-Q  has  not  been  reviewed  by  our  auditors, Singer Lewak
Greenbaum  and  Goldstein,  due  to our inability  to pay their fees in advance.

     The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of September 10, 2001 was 36,252,951.

                            Omni Nutraceuticals, Inc.
                               Index to Form 10-Q



PART 1.  FINANCIAL INFORMATION                                              Page
 Item 1.    Financial Statements:
     Consolidated Balance Sheets as of September 30, 2001
     (unaudited) and December 31, 2000                                          3
     Consolidated Statements of Operations for the Three and Six
     Months Ended September 30, 2001 and 2000 (unaudited)                       4
     Consolidated Statements of Cash Flows for the Six Months Ended
     September 30, 2001 and 2000 (unaudited)                                    5
     Notes to Condensed Consolidated Financial Statements                       7
 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               10
PART II.  OTHER INFORMATION
 Item 1.   Legal Proceedings                                                   13
 Item 2.   Changes in Securities and Use of Proceeds                           13
 Item 3.   Defaults Upon Senior Securities                                     13
 Item 4.   Submission of Matters to a Vote of Security Holders                 14
 Item 5.   Other Information                                                   14
 Item 6.   Exhibits and Reports on Form 8-K                                    14
SIGNATURES.                                                                    14



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

PART  1.  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS:


OMNI NUTRACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                      2001            2000
                                                                  (unaudited)
                                                                 ------------    -------------
ASSETS
CURRENT ASSETS
Cash.                                                            $         --   $     199,000
Accounts receivable, net of reserves and allowances of
2,100,000 and $3,829,000, respectively                              2,505,000       2,566,000
Inventories, net of reserves of $900,000 and $796,000,
respectively                                                        1,745,000       2,871,000
Prepaid expenses and other                                            537,000         519,000

     Total Current Assets                                           4,787,000       6,155,000
                                                                 ------------    -------------

Property and equipment, net                                         1,060,000       1,253,000
Trademarks, net of accumulated amortization of $2,303,000
and $1,627,000, respectively                                       11,221,000      11,897,000
Other assets, net of accumulated amortization of $996,000 and
748,000, respectively                                                 604,000         872,000
Investment in vitacost.com, Inc.                                    3,400,000              --
Assets held for sale                                                       --       7,128,000

Total Assets.                                                   $  21,072,000   $  27,305,000

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Cash overdraft                                                  $     122,000   $          --
Line of credit                                                      6,203,000       5,511,000
Current portion of term loan                                       10,488,000       2,917,000
Current portion of notes payable                                       24,000          23,000
Accounts payable                                                    4,801,000       6,003,000
Accrued liabilities                                                 3,052,000       2,392,000
Customer deposits                                                     450,000         450,000

Total current liabilities                                          25,140,000      17,296,000
                                                                 ------------      ----------

Term loan, net of current portion                                          --       7,361,000
Notes payable, net of current portion                                  83,000          79,000


SHAREHOLDERS' INVESTMENT
Preferred stock                                                         3,000           3,000
Common Stock                                                          362,000         341,000
Additional paid-in capital                                         43,924,000      43,633,000
Treasury stock                                                        (50,000)        (50,000)
Retained deficit                                                  (48,390,000)    (41,358,000)

TOTAL SHAREHOLDERS' INVESTMENT                                     (4,151,000)      2,569,000

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                 $   21,072,000   $  27,305,000


See  Notes  to  Condensed  Consolidated  Financial  Statements

OMNI NUTRACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                   FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                   2001           2000            2001          2000
Net sales                                   $   5,280,000   $  5,136,000     $  15,593,000  $  24,048,000
Cost of sales                                   2,807,000      3,894,000         8,456,000     15,405,000
Gross Profit                                    2,473,000      1,242,000         7,137,000      8,643,000
                                            -------------   ------------     -------------   ------------


Selling, general and administrative expenses    2,978,000      4,133,000         9,307,000     18,089,000

(Loss) from operations                           (505,000)    (2,891,000)       (2,170,000)    (9,446,000)

Other income (expense)
  Interest Income                                      --          2,000                --         24,000
  Interest Expense                               (369,000)      (494,000)       (1,211,000)    (1,423,000)
  Diminution of Vitacost value                 (3,600,000)            --        (3,600,000)            --
  Other income (expense)                            5,000        (33,000)          199,000        (22,000)

Total other income (expense)                   (3,964,000)      (525,000)       (4,612,000)    (1,421,000)

Loss before provision for income taxes and loss
   from discontinued operations                (4,469,000)    (3,416,000)       (6,782,000)   (10,867,000)
Provision for income taxes                          1,000             --             4,000             --
Loss before loss from discontinued
operations                                     (4,470,000)    (3,416,000)       (6,786,000)   (10,867,000)
                                               -----------    -----------       ------------  ------------

Discontinued operations:
  Loss on operations of discontinued e-
  commerce segment, net of taxes of $0                 --       (614,000)      (246,000)       (1,085,000)
Net Loss                                       (4,470,000)    (4,030,000)    (7,032,000)      (11,952,000)
Preferred Stock Dividends                              --             --             --         1,950,000
Net Loss available to common shareholders   $  (4,470,000)  $ (4,030,000)   $(7,032,000)   $  (13,902,000)


Loss per common share basic and diluted     $       (0.12)  $      (0.12)   $     (0.20)   $        (0.45)
Weighted average number of shares
outstanding                                    36,083,061     32,496,120     35,059,220        30,678,036
                                            ==============  =============   ============   ===============

See  Notes  to  Condensed  Consolidated  Financial  Statements




OMNI NUTRACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                               FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common shareholders                         $   (7,032,000)  $   (11,952,000)
Adjustments to reconcile net income (loss) available to common shareholders to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                 1,587,000         2,347,000
  Provision for reserves and allowances                                        (1,729,000)               --
  Issuance of warrants and options                                                     --           194,000
  Issuance for shares for services                                                136,000         1,060,000
Diminution of Vitacost value                                                    3,600,000                --
  Imputed preferred dividends                                                          --         1,950,000
  (Increase) decrease in:
    Accounts receivable                                                         1,790,000        (1,404,000)
    Inventory                                                                   1,126,000         3,704,000
    Prepaid and other                                                             (62,000)         (367,000)
   Increase (decrease) in:
    Cash overdraft                                                                122,000          (165,000)
    Accounts payable                                                           (1,202,000)          164,000
    Accrued liabilities                                                           587,000         1,150,000
    Income taxes payable                                                               --           (52,000)

Cash provided by (used in) operating activities                                (1,077,000)       (3,371,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                        (2,000)         (218,000)
Decrease in other assets                                                               --           456,000
Collections on notes receivable                                                        --           450,000

Cash used in investing activities                                                  (2,000)          688,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                 --         2,424,000
Proceeds from issuance of preferred stock                                              --         1,900,000
Proceeds from sale of minority interest                                                --         1,000,000
Proceeds from issuance of warrants                                                     --           100,000
Borrowings (repayments) under exist. line of credit                               902,000          (370,000)
Repayments on long term borrowings                                                (22,000)       (2,141,000)
Costs incurred with financing                                                          --          (100,000)

Cash provided by (used in) financing activities                                   880,000         2,813,000

Net increase (decrease) in cash                                                  (199,000)          130,000
Cash and cash equivalents, beginning of period                                    199,000                --
Cash and cash equivalents, end of period                                      $        --      $    130,000



See  Notes  to  Condensed  Consolidated  Financial  Statement

The  accompanying  notes  are  an  integral  part of these financial statements

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

                            Omni Nutraceuticals, Inc.
              Notes to Condensed Consolidated Financial Statements
                      Nine Months Ended September 30, 2001
                                   (Unaudited)

NOTE  1.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements reflect the results of operations for Omni Nutraceuticals, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals, with the exception of the adjustments described below in the consolidated financial statements) considered necessary for a fair presentation have been included. Our operating results for the three and nine month period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to 2001 presentation. For the three and nine months period ended September 30, 2001 and 2000, no common stock equivalents were included because they would have been anti-dilutive.

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

NOTE  3.  INVESTMENT  IN  VITACOST  &  DIVESTITURE  OF  E-COMMERCE  OPERATIONS

     On February 2, 2001, we entered into and simultaneously closed a Purchase Agreement with Vitacost.com, Inc. ("Vitacost"), an on-line marketer of vitamins and nutritional products, whereby Vitacost acquired substantially all of our operating assets of our combined e-commerce operations in exchange for 6,800,000 shares of Vitacost common stock. A valuation of $7,000,000 has been placed on the Vitacost stock by an independent valuation consultant. The results of operations of this business segment have been retroactively reported separately on the accompanying statement of operations as a Loss on operations of discontinued e-commerce segment. The net assets of the e-commerce segment have been reported as "Assets Held for Sale" at December 31, 2000. During the third quarter of 2001, Vitacost has been offering to sell new shares @ $.50 per share. We have reduced the carrying value of our holding of 6,800,000 shares by $3,600,000 to reflect the diminution of value.

     At February 2, 2001, prior to the sale of our e-commerce segment, we recorded the following as Assets Held for Sale related to the e-commerce operations:



Net book value of assets related to:
Healthzone.com                            $ 2,971,000
Vitamin Discount Connection                   522,000
Smart Basics                                  521,000
HealthShop.com                              4,902,000
Accumulated amortization on goodwill       (1,669,000)
Deferred losses of e-commerce operations     (247,000)
                                          ------------
                                          $ 7,000,000



NOTE  4.  INVENTORIES

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventories at September30, 2001 and December 31, 2000 are summarized as follows:



                 September 30, 2001   December 31, 2000
Raw Materials.  $           882,000  $        1,194,000
Finished Goods              863,000           1,677,000
                -------------------  ------------------
                $         1,745,000  $        2,871,000



NOTE  5.  CREDIT  FACILITY

     Our current Secured Credit Facility is secured by lien against all of our assets and consists of a $13 million (original amount) term loan ("Term Loan") and up to a $7 million revolving loan ("Revolving Loan"). The remaining balance of the Term Loan of $10,326,000 at September 30, 2001, is payable currently because of certain defaults. Mandatory prepayments are required in the event we receive any net proceeds from insurance claims, assets sales and/or debt sales. Under certain circumstances we are required to make mandatory prepayments from equity sales. Our credit facility agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on capital expenditures, restrictions on acquisitions, limitations on the incurrence of indebtedness and restrictions on any dividends that we may pay.

     On  June  15,  2001,  we  entered  into  Amendment  No. 6 to Secured Credit
Agreement, which, among other things, extended the repayment date of the aggregate outstanding principal balance of the Term Loan to July 30, 2002, and waived certain defaults then in existence. The lender charged us a fee of $750,000 for restructuring the indebtedness, which fee superseded those charged in connection with Amendment No. 4 to Secured Credit Agreement.

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

NOTE  6.  CAPITAL  TRANSACTIONS

     During the nine months ended September 30, 2001 we recorded the following capital transactions.

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

     32,000 shares of common stock were issued for promotional services and a related charge was recorded in the amount of $4,000.

     In previous periods we recorded prepaid promotion fees representing the value of stock options issued to a celebrity spokesperson. In the period we recorded a charge representing the remaining amount of the prepaid fees of $53,000.

NOTE  7.  LITIGATION

     On December 8, 2000, the Company was sued in a case entitled Media Networks, Inc. v. Omni Nutraceuticals, Inc., in Los Angeles County, California, for amounts due on an open account, and services rendered pursuant to agreement. On July 25, 2001 the complainant was awarded, through a Stipulated Judgment, a total of approximately $437,000. On August 23, 2001 Media Networks was denied their motion of assignment and appointment of a receiver.

NOTE  8.  FOOD  AND  DRUG  ADMINISTRATION

     On October 16, 2001, the Company received a warning letter from the Food and Drug Administration ("FDA") asserting that its new Joint Pain product is a drug. The Company strongly disagrees with the FDA. The Company has secured counsel and begun a dialogue to resolve the matter. The valuation of the Company's intangible assets could be greatly affected by an adverse outcome.

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


RESULTS  OF  OPERATIONS

OPERATING  RESULTS

     Our consolidated net sales for the three months ended September 30, 2001 were $5,280,000 with an operating loss before provision for income taxes and loss on discontinued operations of $4,469,000. Our net loss and net loss available to common shareholders for the third quarter of 2001 was $4,470,000, or $0.12 per basic and diluted share. Our consolidated net sales for the same period in the prior year were $5,136,000 with an operating loss before provision for income taxes and loss on discontinued operations of $3,416,000. The loss on operations of our discontinued e-commerce segment for the third quarter of 2000 was $614,000. Our net loss and our net loss available to common shareholders in the third quarter of 2000 was $4,030,000 or $.12 per basic and diluted share, respectively. Our total selling, general and administrative expenses for the three months ended September 30, 2001 were $2,978,000 versus $3,613,000 for the same period in 2000. We recorded a diminution of value of our holding of Vitacost of $3,600,000 in the three months ended September 30, 2001.

SALES

     Our net sales for the three months ended September 30, 2001, increased by $144,000, or 2.8%, to $5,280,000 from $5,136,000 for the comparable period in
2000. The increase in sales results from sales of $1,085,000 of our new Joint Pain product partially offset by an overall decline in consumer demand for herbal supplements, which was particularly acute in the mass market. Sales in the third quarter of 2001 also declined because substantially all advertising and promotion was curtailed for existing products due to limited resources.

GROSS  PROFIT

     Gross profit for the three months ended September 30, 2001 increased by $1,251,000, or 100.7%, to $2,473,000, from $1,242,000 for the comparable period in 2000. Gross profits as a percentage of sales for the three months ended September 30, 2001 increased to 46.8% from 24.2% in the comparable period in 2000. The increase in the gross margin was primarily due to a return to more normal levels of allowances for returns which were very high in the comparable period in 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Sales and marketing expenses for the three months ended September 30, 2001 decreased by $465,000 or 37.3% to $782,000 from $1,247,000 for the comparable period in 2000. This decrease was due primarily to lower advertising, media expenses and co-op advertising, which declined $235,000 to $75,000 in the third quarter of 2001 from $310,000 in the comparable period in 2000. Some of the other cost reductions included salaries and wages $76,000 and travel $62,000.

     Distribution expenses declined $103,000 or 20.4% to $402,000 in the three months ended September 30, 2001 from $505,000 in the comparable period in 2000. Reduction in wages, $75,000 accounted for most of the decline.

     General and administrative expenses decreased $588,000 or 24.7% to $1,794,000 in the three months ended September 30, 2001 from $2,382,000 in the comparable period in 2000. Cost reductions were achieved in legal and accounting costs $53,000, consulting and professional fees $116,000, bank charges $89,000, telephone expenses $47,000, and payroll costs $201,000. The comparable period in 2000 included a charge of $439,000 for the value of stock issued to pay the fees of fund raising and promotional firms while the current period had no similar costs. Offsetting these and other cost reductions was an increase in accruals of $194,000 in penalties associated with certain registration rights of the preferred stock issued in January and October 2000.

OTHER  INCOME  (EXPENSE)

     Interest expense for the three months ending September 30, 2001 decreased by $125,000 to $369,000 from $494,000 for the comparable period in 2000. This decrease is the result of lower term loan balances outstanding from period to period and lower interest rates. We recorded a diminution of value of our holding of Vitacost of $3,600,000 in the three months ended September 30, 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, we had a cash overdraft of approximately $122,000, against approximately $797,000 of availability under our revolving credit line. As of December 31, 2000, we had approximately, $199,000 in cash and cash equivalents and approximately $1,489,000 under our revolving credit line available. The decrease in cash and cash equivalents is the result of losses incurred in the nine months ended September 30, 2001. Further as of September 30, 2001 we had a working capital deficit of $20,353,000, and an accumulated deficit of $48,390,000.

     On  June  15,  2001,  we  entered  into  Amendment  No. 6 to Secured Credit
Agreement, which, among other things, extended the repayment date of the aggregate outstanding principal balance of the Term Loan to July 30, 2002, and waived certain defaults then in existence. The lender charged us a fee of $750,000 for restructuring the indebtedness, which fee superseded those charged in connection with Amendment No. 4 to Secured Credit Agreement.

     On July 20, 2001, we entered into Amendment No. 7 to Secured Credit Agreement pursuant to which our lender: (i) waived certain defaults then in existence; (ii) increased the amount of our permitted overadvance on the Revolving Loan by $200,000 to $4,400,000; and (iii) required us to inform the lender of our financial condition on a weekly basis. The lender charged us an additional restructuring fee of $50,000 which will be payable on the Final Maturity Date. The permitted overadvance on the Revolving Loan is reduced as follows: $4,200,000 on September 29, 2001, $4,050,000 on January 1, 2002 and
$3,950,000 on June 1, 2002. The remaining balances on the term loan and revolving loan are currently payable because of ongoing defaults. The lender has not demanded repayment and we are in negotiations with our lender regarding these defaults and possible extensions.

     We estimate that, based on the current rate of negative cash flow from operations, the cash and availability under the revolving credit line may be sufficient to provide a source of working capital through approximately December 15, 2001. Our estimate does not give effect to payments, which may be made to vendors to reduce outstanding payables. Further, there can be no assurances that the vendors will continue to supply us with goods and services in the event that such payables are not reduced, which may have an adverse effect on our continued operations. In addition, some of our largest customers have in the past taken deductions against trade receivables and although we believe we have identified and reserved for such deductions, such practices may adversely affect our future cash flow.

     During the nine months ended September 30, 2001, we experienced negative cash flow from operations of approximately $1,077,000. We have primarily funded our operations to date through internally generated capital, bank loans or private equity financing. Our future capital requirements will depend on many factors, including the nature and timing of orders from customers, collection of trade accounts receivable, the expansion of sales and marketing efforts, costs associated with entering into new channels of distribution, and the status of competing products. Management believes that additional investment capital will be required to permit the Company to meet its business objectives in the near term. Such funds may be raised either through debt or equity offerings, or some combination of the two. However, there is no assurance that we will be able to secure such funds on commercially reasonable terms, if at all. If we are not successful in securing additional funds, we may be forced to dispose of certain assets outside of the normal course of business.

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

     We may need to seek relief from the lender from the December 15, 2001 payment and/or future payments and from default. Our failure to receive such relief could have a material adverse effect on our financial condition and our ability to continue to operate.

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


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On  December  8, 2000, we were sued in a case entitled Media Networks, Inc.
v. Omni Nutraceuticals, Inc., in Los Angeles County, California, Superior Court, Case No. BC 241503, for amounts due on an open account, and services rendered pursuant to agreement. On July 25, 2001 the complainant was awarded, through a Stipulated Judgment a total of approximately $437,000. Media Networks has filed a Motion of Assignment and Appointment of a Receiver, which was denied at a hearing on August 23, 2001.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     OTHER  INFORMATION

     This Form 10-Q has not been reviewed by our auditors, Singer Lewak Greenbaum and Goldstein, due to our inability to pay their fees in advance.

     On October 16, 2001, the Company received a warning letter from the Food and Drug Administration ("FDA") asserting that its new Joint Pain product is a drug. The Company strongly disagrees with the FDA. The Company has secured counsel and begun a dialogue to resolve the matter. The valuation of the Company's intangible assets could be greatly affected by an adverse outcome.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


OMNI NUTRACEUTICALS, INC.

By:     /s/ KLEE IRWIN
        -----------------
        Klee Irwin
        President & CEO, CFO

Dated:  November 19, 2001